Form 10QSB
period 2007-10-31
Geopulse Exploration Inc.
filed 2007-12-18
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

GEOPULSE EXPLORATION, INC.

 (Name of small business issuer in its charter)

Nevada	1000	Applied For
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1055 West Georgia Street, Suite 2772 Vancouver, British Columbia, Canada
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (778) 318-4988

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No  [X]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At December 12, 2007, the following shares were outstanding: 2,380,000.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1

ITEM 1. FINANCIAL STATEMENTS

GEOPULSE EXPLORATION, INC.

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER  31, 2007

(UNAUDITED)

GEOPULSE EXPLORATION, INC.

(A Development Stage Company)

Balance Sheet

October 31, 2007

(unaudited)

	October 31, 2007 - $ -	January 31, 2007 - $ -
	Unaudited	Audited

ASSETS
Current assets
Cash	9,096	25,290

MINERAL PROPERTY	4,000	4,000
	13,096	29,290

LIABILITIES
Current liabilities
Related party advance	945	945

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,380,000 common shares	2,380	2,380
Additional paid-in capital	40,620	40,620
Deficit accumulated during the exploration stage	(30,849)	(14,655)
	12,151	28,345
	13,096	29,290

See Accompanying Notes to Financial Statements

GEOPULSE EXPLORATION, INC.

(A Development Stage Company)

Statement of Operations

October 31, 2007

(unaudited)

	Three months ended October 31, 2007 - $ -	Three months ended October 31, 2006 - $ -	Nine months ended October 31, 2007 - $ -	Nine months ended October 31, 2006 - $ -	Cumulative from August 13, 2004 (Inception) to October 31, 2007 - $ -

EXPENSES
General and administrative	11,473	4,127	16,194	10,346	28,409
Mineral property			-	-	2,440
NET LOSS	(11,473)	(4,127)	(16,194)	(10,346)	(30,849)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,380,000	2,380,000	2,380,000	2,380,000

See Accompanying Notes to Financial Statements

GEOPULSE EXPLORATION, INC.

(A Development Stage Company)

Statement of Cash Flow

October 31, 2007

(unaudited)

	Nine months ended October 31, 2007 - $ -	Nine months ended October 31, 2006 - $ -	Cumulative from August 13, 2004 (Inception) to October 31, 2007 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(16,194)	(10,346)	(30,849)
	(16,194)	(10,346)	(30,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property	-	-	(4,000)
	-	-	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	-	(5,556)	945
Shares issued for cash	-	-	43,000
	-	(5,556)	43,945

NET INCREASE (DECREASE) IN CASH	(16,194)	(15,902)	9,096

CASH, BEGINNING	25,290	41,821	-
CASH, ENDING	9,096	25,919	9,096

Supplemental cash flow information:

Cash paid for:
- Interest paid	-	-	-
- Income taxes paid	-	-	-

See Accompanying Notes to Financial Statements

GEOPULSE EXPLORATION, INC.

(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements should be read in conjunction with the audited financial statements as of January 31, 2007 included in the Company’s filing on Form SB-2.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2008.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

PLAN OF OPERATION

Geopulse Exploration, Inc. (the “Company” or “We”) was incorporated on August 13, 2004 under the laws of the state of Nevada. We are a development stage company and are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits that we discover which demonstrate economic feasibility. From the date of our incorporation to the present, we have not received any revenues from our operations and we are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We currently own one mineral claim known as the CATH 1 Claim, which is located in British Columbia, Canada. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

Our plan of operation for the remainder of the current fiscal year and for the next fiscal year is to complete the recommended phase one exploration program on the CATHI 1 claim consisting of mapping, prospecting and geochemical sampling. We anticipate that the program will cost approximately $7,400 based on an estimate provided by our consulting geologist, Kenneth M. Dawson. To date, we have not commenced exploration on the CATHI 1 claim. We intend to commence exploration on the CATHI 1 claim as soon as we find an available geologist. The program is estimated to take two months to complete, including the interpretation of results.

Geochemical sampling refers to the gathering of chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.  Dr. Dawson will provide and recommend further exploration and a budget for a phase two upon completion of phase one and a review of the results. We then intend to commence the phase two program in the Spring or Summer of 2008. We will not know the extent of this program until we have received the recommendations from Dr. Dawson following the completion of phase one.

During the remainder of the current fiscal year and in the following fiscal year, we also anticipate spending a additional funds on professional fees and administrative expenses, including fees payable in connection with our reporting obligations.

Our cash reserves are not sufficient to meet our financial obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

We do not expect to earn any revenue from operations until we have either commenced mining operations on the CATHI 1 claim or have sold an interest in the property to a third party. Before this occurs, we expect that we will have to complete current recommended exploration on the property, as well as additional exploration recommended by a geologist

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2007, the Company remains in the development stage.  As of October 31, 2007, the Company’s balance sheet reflects total assets of $13,096, and total current liabilities of $945.  The Company has cash on hand of $9,096 and a deficit accumulated in the development stage of $30,849.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

 The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of October 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOPULSE EXPLORATION, INC.

By: /s/ Tim Sun, CEO

Date: December 17, 2007

By: /s/ Tim Sun, CFO

Date: December 17, 2007