Form 10KSB
period 2008-01-31
Geopulse Exploration Inc.
filed 2008-04-30
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GEOPULSE EXPLORATION INC.

 (Name of small business in its charter)

Nevada	1000	98-0560923
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1055 West Georgia Street, Suite 2772 Vancouver, British Columbia, Canada
(Address of principal executive offices)
Registrant’s telephone number, including area code: (778) 318-4988

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 23, 2008, the Issuer had 2,380,000 shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

Table of Contents

PART I

3

ITEM 1. DESCRIPTION OF BUSINESS

3

ITEM 2. DESCRIPTION OF PROPERTY

3

ITEM 3. LEGAL PROCEEDINGS

3

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

3

PART II

3

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES  3

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

3

ITEM 7. FINANCIAL STATEMENTS

3

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  3

ITEM 8A. CONTROLS AND PROCEDURES

33

ITEM 8B. OTHER INFORMATION

33

PART III

34

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

34

ITEM 10. EXECUTIVE COMPENSATION

35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  36

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE  36

ITEM 13. EXHIBITS

37

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

38

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Geopulse Exploration, Inc. (hereinafter “we”, “our”, or the “Company”) was incorporated on August 13, 2004 under the laws of the state of Nevada. Our initial authorized capital consisted of 75,000,000 shares of $0.001 par value voting stock.  We are a development stage company and are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits that we discover which demonstrate economic feasibility.

Business of the Issuer

As noted above, we are an exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.  We own a 100% interest in one mineral claim known as the CATHI 1 claim. Our plan of operation is to conduct exploration work on the CATHI 1 claim in order to ascertain whether it possesses economic quantities of gold, silver and molybdenum.  There can be no assurance that economic mineral deposits or reserves exist on the CATHI 1 claim until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Description, Location and Access

The CATHI 1 claim is located approximately 25 kilometers northwest of Little Fort, British Columbia and is accessible by Highway 24 from Little Fort, then by the Deer Lake Forest Access Road northwest to Monticola Lake. The claim is accessible by surrounding logging roads on the west, north and east of the property and limited access by overgrown logging roads west and southwest of the claim. The claim consists of eight units totaling 450 hectares.  Logging is taking place in the eastern part of the claim.  The following map illustrates the claim location:

PROPERTY LOCATION MAP
FIGURE 1
QUESNEL
16
ALTA
B.C.
HWY 5
HWY 97
100 MILE HOUSE
HWY 24
CLEARWATER
LITTLE FORT
CATHI 1
PROPERTY
HWY 1
REVELSTOKE
CACHE CREEK
KAMLOOPS
HWY 1
HWY 5
HWY 97
KELOWNA
VANCOUVER
HWY 1
HWY 3
TRAIL
B.C.
WASH.

Mineralization

The following technical terms in this section have the following meaning:

Augite is a dark-green to black glassy mineral of the pyroxene group containing large amounts of aluminum and iron and magnesium.

Basalt is a heavy, dark-colored rock that has cooled from molten material, that may occur in or on the earth’s surface.

Breccia is rock composed of angular fragments of older rocks melded together.

Andesite is a gray, fine-grained volcanic rock

Chert is a siliceous rock containing microcrystalline quartz. Chert usually occurs in round form but may be deposited in layers. Dark gray chert is called flint.

Siltstone is a fine-grained rock of consolidated silt.

Shale is a fissile rock composed of layers of claylike, fine-grained sediments.

Porphyry is a very hard igneous rock consisting of large-grained crystals. The traditional term "Porphyry” refers to a purple-red stone valued for its appearance.

Feldspar refers to a group of rock-forming minerals which make up about 60% of the earth’s crust.

Calcite is a common mineral consisting of crystallized calcium carbonate; a major constituent of limestone.

A vein is a regularly shaped and lengthy occurrence of an aggregate of minerals. They are formed by fluids carrying mineral constituents into a rock mass as a consequence of some form of hydraulic flow within the rock.

Pyrite, also known as “fool’s gold” is a common mineral containing mainly iron disulfide that is pale yellow in color.

The northeastern half of the CATHI 1 claim is underlain by mainly augite basalt, breccia, and small amounts of andesite.  The southwestern half of the claim contains an abundant amount of black chert, dark siltstone and shale.  These rocks are volcanic and sedimentary rocks of the Nicola Group, which host significant deposits of copper porphyry, such as feldspar or quartz, dispersed in a fine-grained feldspathic matrix (groundmass).

Quartz-calcite veins along the CATHI 1 claim property are narrow, ranging from three to six centimeters wide, the widest being a quartz-calcite-pyrite vein.  Some of the quartz-pyrite veins within augite basalt minerals contain a slightly elevated value in silver.  Almost half of the veins contain small amounts of pyrite.  Other veins contain small amounts of gold, silver, zinc, copper and lead.

Claim Acquisition

On August 13, 2004, we executed a Bill of Sale Absolute with Albert Ablett of Kamloops, British Columbia, whereby he sold a 100% interest in the CATHI 1 mineral claim to us.  In order to acquire the 100% interest in this claim, we paid $5,000 to Mr. Ablett.

Exploration History

The British Columbia Geological Survey, a branch of the British Columbia government, has compiled exploration information on the CATHI 1 claim.  Analysis of the claim area has demonstrated that the property contains rock types consistent with similar types that have hosted significant copper deposits.

In the southwestern area of the CATHI 1, samples anomalous in silver, gold, copper, zinc, chromium and molybdenum were taken and analyzed.  The samples contain moderately elevated values in silver, gold and molybdenum.

This exploration work included geochemical surveying and geological mapping. Geochemical surveying involves gathering chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results.  All samples gathered are sent to a laboratory where they are crushed and analysed for metal content. The grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper and molybdenum.  Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work.

Geological Assessment Report

We have obtained a geological summary report on the CATHI 1 claim that was prepared by Dr. Kenneth Murray Dawson, a professional geologist, of North Vancouver, British Columbia. Dr. Dawson is a member of the Association of Professional Engineers and Geoscientists of British Columbia, a member of the Canadian Institute of Mining and Metallurgy, a member of the Mineralogical Association of Canada and a corresponding member of the Russian Academy of Science. His report discusses the geology of the area surrounding and particular to the CATHI 1 claim, and makes a recommendation for further exploration work.

In his report, Dr. Dawson concludes that the CATHI 1 claim has the potential to contain notable silver, gold, zinc and copper mineralization within quartz veins. Geochemical studies released by the BC Geological Survey Branch indicate a modest potential for zinc, silver, gold and molybdenum.  Dr. Dawson is of the opinion that this data, along with geophysical and geochemical maps showing soil anomalies and magnetic anomalies, provides enough information to warrant further investigation to confirm the work and showings noted to date.

Conclusions

Dr. Dawson, the author of the geological report on the CATHI 1 claim, recommends that the southwestern half of the claim should be prospected and geochemically sampled.  He is of the opinion, based on the results from the work report, that we purchase or option the adjoining properties from the current owners for the purpose of carrying out regional geochemical and prospecting surveys. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization.  Geochemical sampling involves gathering chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results.  Grab samples are soil samples or pieces of rock that appear to contain metals such as gold, silver, copper and nickel.  All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Exploration Budget

Our proposed exploration budget for the recommended phase one exploration program, consisting of geochemical sampling and prospecting, is as follows:

Geologist	$2,500
Technician	$1,000
Room and board	$400
Supplies	$400
Assays	$1,200
Report	$1,500
Filing Fees	$400
Total:	$7,400

Following the completion of the phase one exploration program and a review of the results, our consulting geologist will then provide us with recommendations and a budget for a phase two exploration program on the CATHI 1 property.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Province of British Columbia, specifically.  The governmental agencies responsible for overseeing the exploration of minerals in Canada are primarily the Ministry of Natural Resources Canada and the Ministry of the Environment.  In British Columbia, the responsible government agency is the Ministry of Energy, Mines and Petroleum Resources.

Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond.  In addition, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained.  The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We have budgeted for regulatory compliance costs in the proposed work program recommended by the geological report.  Such costs will be less than $500 and will consist of having any significant soil or rock that is moved during the exploration process returned to its original location.  Soil and rock movement during proposed exploration is anticipated to be negligible.

We will have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. However, it is anticipated that such costs will not exceed $20,000 for future exploration phases.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in phase one because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-

Water discharge will have to meet water standards;

-

Dust generation will have to be minimal or otherwise re-mediated;

-

Dumping of material on the surface will have to be re-contoured and re-vegetated;

-

An assessment of all material to be left on the surface will need to be environmentally benign;

-

Ground water will have to be monitored for any potential contaminants;

-

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-

There will have to be an impact report of the work on the local fauna and flora.

During the exploration phase, a bond will need to be provided covering possible land disturbance.  In the case of normal fieldwork, this should be minimal.  The costs of compliance with environmental regulations in the production phase are variable and cannot be determined at this time.

Employees

We have no employees.  Our director provides his services to us on a voluntary basis.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings. Although we may not be obligated to deliver an annual report to our shareholders, we intend to voluntarily send such a report, including audited financial statements, to our shareholders each year. The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

We own a 100% interest in the mineral claim comprising the CATHI 1 claim which is discussed in Item 1 above.  We do not own or lease any property other than the CATHI 1 claim.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended January 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

Subsequent to the end of the fiscal year, our shares were approved for trading on the OTC Bulletin Board under the symbol GPLS.  However, there has been no trading activity in the shares and there is currently no market for the shares.   There is no assurance as to when or whether such a market will develop.

Stockholders of Our Common Shares

As of April 23, 2008 there were 2,380,000 shares of common stock issued and outstanding and 44 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended January 31, 2008 or 2007.  There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.  we would not be able to pay our debts as they become due in the usual course of business; or

2.  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-KSB AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan Of Operations

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

For the fiscal year ending January 31, 2009, our plan of operation is to complete the recommended phase one exploration program on the CATHI 1 claim consisting of mapping, prospecting and geochemical sampling. Following completion of the phase one exploration program we will review the results and any recommendations provided by the consulting geologist and make a determination as to whether to proceed with a second phase of exploration.  If it is determined that the results from the first phase of exploration justify a second phase, it will also be necessary to make a decision regarding the nature and extent of phase two of the exploration program and to establish a budget for the second phase.

We anticipate that the proposed phase one exploration program will cost approximately $7,400, based on an estimate provided by our consulting geologist, Kenneth M. Dawson.  We do not currently have plans to commence the phase one program because we do not have the funds available to do so.  As of January 31, 2008, we have approximately $10,800 of cash on hand.  However, we believe these funds will be needed to pay basic operating costs and costs associated with preparation and filing of required periodic reports.  Therefore, before proceeding with completion of the proposed phase one exploration program, we will need to obtain additional financing.

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

Another factor which may affect our ability to proceed with the proposed phase one exploration program is a current shortage of qualified geologists as a result of recent increases in mining activity in Canada.  Even if we are able to obtain the funds necessary to proceed with the phase one exploration program, it may be necessary to delay the program because of difficulties in finding a qualified geologist with the time available to work on our project.

As indicated above, the Company is currently considering sources and availability of the funds needed to allow it to proceed with the planned exploration of its mining claim.  However, because of uncertainties related to our ability to obtain necessary financing and proceed with the planned exploration and potential future development of our mining claim, we are also currently seeking other business opportunities.

Liquidity and Capital Resources

As of January 31, 2008, the Company’s balance sheet reflects total assets of $10,863 and total current liabilities of $32,423.  The Company has cash on hand of $10,863 and a deficit accumulated in the development stage of

$64,560.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2008

MADSEN & ASSOCIATES, CPA’s Inc.                                             684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants                                 Murray, Utah 84107

                                                                                                    Telephone 801 268-2632

                                                                                                     Fax 801-262-3978

Board of Directors

Geopulse Exploration Inc.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying   balance sheet of Geopulse Exploration Inc. at January 31, 2008   and the statement of operations, stockholders' equity, and cash flows for the year ended January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We did not audit the balance sheet of the Company at January 31, 2007 and the related   statement of operations, changes in stockholders' equity, and cash flows for the year then ended.  Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for the prior year, is based solely on the report of the other auditor.

In our opinion, based on our audit and the report the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Geopulse Exploration Inc. at January 31, 2008 and the statement of operations, and cash flows for the year ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

April 24, 2008

/s/ Madsen & Associates, CPA’s Inc.

GEOPULSE EXPLORATION INC.
( Pre-Exploration Stage Company )
BALANCE SHEET
January 31, 2008

ASSETS
CURRENT ASSETS

Cash	$ 10,863

Total Current Assets	$ 10,863

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Note payable - related party	$ 30,835
Accounts payable	1,588

Total Current Liabilities	32,423

STOCKHOLDERS’ DEFICIT

Common stock
Authorized 75,000,000 shares at $.001 par value
2,380,000 shares issued	2,380
Capital in excess of par value	40,620
Accumulated deficit during pre-exploration stage	(64,560)
(21,560)

$ 10,863

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Pre-Exploration Stage Company )
STATEMENT OF OPERATIONS
For the Years Ended January 31, 2008 and 2007 and the Period
August 13, 2004 (date of inception) to January 31, 2008

			Inception to
	Jan 31,	Jan 31,	Jan 31,
	2008	2007	2008

REVENUES	$ -	$ -	$ -

EXPENSES

Administrative	45,905	10,976	64,560

NET LOSS	$ (45,905)	$ (10,976)	$ (64,560)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (.02)	$ -

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	2,380	2,380

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period August 13, 2004 (date of inception ) to January 31, 2008

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Earnings

Balance January 13, 2004	-	$ -	$ -	$ -

Net operating loss for the period ended
January 31, 2005	-	-	-	(4,415)

Issuance of common stock for cash -
November 2005	1,900,000	1,900	17,100	-

Issuance of common stock for cash
January 2006	480,000	480	23,520	-

Net operating loss for the year ended
January 31, 2006	-	-	-	(3,264)

Net operating loss for the year ended
January 31, 2007	-	-	-	(10,976)

Net operating loss for the year ended
January 31, 2008	-	-	-	(45,905)

Balance January 31, 2008	2,380,000	$ 2,380	$ 40,620	$ (64,560)

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Pre-Exploration Stage Company )
STATEMENT OF CASH FLOWS
For the Years Ended January 31, 2008 and 2007 and the Period
August 13, 2004 (date of inception) to January 31, 2008

			Inception to
	Jan 31,	Jan 31,	Jan 31,
	2008	2007	2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$ (45,905)	$ (10,976)	$ (64,560)

Adjustments to reconcile net loss to
net cash provided by operating
activities

Change in accounts payable	1,588	-	1,588

Net Cash Flows Used in Operations	(44,317)	(10,976)	(62,972)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans - related party	29,890	(5,555)	30,835

Proceeds from issuance of capital stock	-	-	43,000

Net Change in Cash	(14,427)	(16,531)	10,863
Cash at Beginning of Period	25,290	41,821	-

Cash at End of Period	$ 10,863	$ 25,290	$ 10,863

The accompanying notes are an integral part of these financial statements.

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

NOTES TO FINANCIAL STATEMENTS

January 31, 2008

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 13, 2004 with authorized common stock of 75,000,000 at $.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves had been acquired. The Company has not established the existence of a commercial minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On January 31, 2008, the Company had a net operating loss available for carry forward of $ 64,560.  The income tax benefit of approximately $ 19,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire in 2028.

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

NOTES TO FINANCIAL STATEMENTS - continued

January 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Unproven Mining Claim Costs

The cost of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of future costs cannot be made.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

NOTES TO FINANCIAL STATEMENTS - continued

January 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  ACQUISITION OF MINERAL CLAIM

On August 13, 2004   the Company acquired the “Cathi 1" claim located in the Province of British Columbia, Canada with an expiration date of October 24, 2008.  The Company has not established the existence of a commercial minable ore deposit and therefore has expensed the acquisition and other costs.

4.  CAPITAL STOCK

During 2005 and 2006 the Company issued 1,900,000 common shares for $ 19,000 and 480,000 common shares for $ 24,000.

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

NOTES TO FINANCIAL STATEMENTS - continued

January 31, 2008

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 29% of the outstanding common stock and have made 10% interest, loans to the Company of $30,385 due in one year after January 21, 2008.

6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will    accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the Company to continue operations for the coming year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K filed with the Securities and Exchange Commission on February 20, 2008, the Company changed its auditors. There have been no changes or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the period ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of the current directors and executive officers of the Company as of April 23, 2008, the principal positions with the Company held by such persons and the date such persons became a director or executive officer.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position Held and Tenure
Tim Sun	45	Director, President, Chief Executive Officer, Chief Financial Officer since 2004

Biographical Information

Dr. Tim Sun has acted as our President, Chief Executive Officer, Chief Financial Officer and as a director from our incorporation on August 13, 2004.  In addition to his work with the Company, from July 2005 to present, Dr. Sun has acted as president and CEO of Canadian Sinosun Energy Inc., a private company involved in coal mining in Canada and China.  From January 2003 to July 2005, Dr. Sun acted as Chief Representative in China for Ivanhoe Mines Ltd., located in Vancouver, BC. Dr. Sun was in charge of business development in China for this Canadian mining company. He developed the company’s engineering, procurement, and logistics team in China for its copper-gold project in Mongolia and established connections with Chinese government, mining corporations and banks. From May 2001 to January 2003, Dr. Sun acted as an Investment Consultant & Vice President of Wanbao Resources Corp., located in Beijing, China. Dr. Sun was responsible for developing relationships with government and mining companies and was in charge of the full feasibility study and engineering design for a copper and cobalt metallurgical plant in Congo.  From January 2000 to May 2001, Dr. Tim Sun acted as President of Sinosun Enterprises Inc., located in Burnaby, British Columbia where he developed investment projects related to Canada, China and Africa.  He also acted as consultant for an overseas mining company involved in mineral investment in Tibet.

Dr. Tim Sun earned his Ph. D. and Certificate of Professional Supervisor from Queen’s University, Kingston, Ontario, Canada in September 1993.  In 1985, he received his Master of Science degree at the Beijing General Research Institute of Mining and Metallurgy in Beijing, China.  In 1982, he received his Bachelor of Science degree from Northeast University in Shenyang, China. Dr. Sun devotes 20% of his business time, or approximately six hours per week, to our affairs.  The balance of his business time is focused on Canadian Sinosun Energy Inc.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940..

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal periods ended January 31, 2008 and 2007.

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation on Earnings	All Other Compensation	Total

Tim Sun	2008	$0	$0	None	None	None	None	None	$0
	2007	$0	$0	None	None	None	None	None	$0

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended January 31, 2008.

Employment Agreements

We do not have signed employment agreements with our officers. We do not have any agreements for compensation of officers after their resignation or retirement.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended January 31, 2008.

Change in
Fees		Pension
Earned	Non-Equity	Value and

	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Tim Sun	$0.00	--	--	--	--	--	$0.00

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of April 23, 2008, and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Tim Sun(1) President, Chief Executive Officer, Chief Financial Officer, and Director 2423 Granville Street, Vancouver, BC, Canada	350,000	14.7%
Common	Zhiquan Cai 9 Zhichuan Road Haidian District Beijing, P.R. China	450,000	18.9%
Common	All Directors and executive officers (1 person)	350,000	14.7%

(1)

The person listed is currently an officer, a director, or both, of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As at January 31, 2008, a balance of $845 (2007 - $945) is owing to the corporate manager of the Company.  The amount is unsecured, non-interest bearing and has no specified terms of repayment.

On January 31, 2007 the Company entered into a shareholder loan agreement with two shareholders of the Company in the amount of $30,000.  The loan has a term of one year and bears interest at 10% per annum.  The loan may be extended on the same terms and conditions as specified in the original agreement any time on or before January 31, 2009. The company my prepay this loan in whole or in part from time to time without penalty or premium. All payments shall first be credited on a pro rata basis to the outstanding interest with the balance, if any, credited on a pro rata basis to the outstanding principal. The entire principal and interest balance, if not paid sooner, is due in full on January 31, 2009.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Tim Sun is not an independent director under these rules as he is also employed by the Company as an Officer.

ITEM 13. EXHIBITS

EXHIBITS

3.1

Articles of Incorporation (incorporated herein by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

3.2

Bylaws  (incorporated herein by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Madsen and Associates, CPA’s Inc. for audit of the Company's financial statements for the fiscal year ended January 31, 2008, were $2,500.   The aggregate fees billed by Dale Matheson Carr-Hilton Labonte, LLP. for audit of the Company's financial statements for the fiscal year ended January 31, 2007,  were $5,000.

Audit Related Fees

(2)

Madsen and Associates, CPA’s did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended 2008 and 2007.

Tax Fees

The aggregate fees billed by Madsen and Associates, CPA’s for tax compliance, advice and planning were $0.00 for the fiscal years ended 2008 and 2007.

All Other Fees

 (4)

Madsen and Associates, CPA’s did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committee=s Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOPULSE EXPLORATION, INC.

By: /s/ Tim Sun, CEO

Date: April 30, 2008

By: /s/ Tim Sun, CFO

Date: April 30, 2008