Form 10-Q
period 2008-04-30
Geopulse Exploration Inc.
filed 2008-06-13
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 1000

GEOPULSE EXPLORATION INC.

 (Exact name of registrant as specified in its charter)

Nevada	1000	20-2815911
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1055 West Georgia Street, Suite 2772 Vancouver, British Columbia, Canada
(Address of principal executive offices)
(778) 318-4988
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [ X ] Yes   [ ] No

As of April 30, 2008 the Issuer had 2,380,000 of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Geopulse Exploration Inc. (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the fiscal year ended January 31, 2008.

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

April 30, 2008

GEOPULSE EXPLORATIONS INC. (An Exploration Stage Company) BALANCE SHEETS

	April 30, 2008 - $ -	January 31, 2008 - $ -
ASSETS
CURRENT ASSETS
Cash	1,252	10,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	-	1,588
Related party advance (Note 4)	30,835	30,835
Total Current Liabilities	30,835	32,423

Nature of Operations and Going Concern (Note 1)

STOCKHOLDERS’ EQUITY
Common stock (Note 5)
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,380,000 common shares (2007 : 2,380,000)	2,380	2,380
Additional paid-in capital	40,620	40,620
Deficit accumulated during the exploration stage	(72,583)	(64,560)
	(29,583)	(21,560)
	1,252	10,863

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC. (An Exploration Stage Company) Statements of Operations

	Three months ended April 30, 2008 - $ -	Three months ended April 30, 2007 - $ -	August 13, 2004 (Inception) to April 30, 2008 - $ -

Expenses

Mineral interest costs (Note 3)	-	-	6,440
General and administrative	8,023	4,585	66,143

Net loss	(8,023)	(4,585)	(72,583)

Basic and Diluted Net Loss Per Share	(0.00)	(0.00)

Weighted average number of shares outstanding	2,380,000	2,380,000

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC. (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY For the period August 13, 2004 (Inception) to April 30, 2008

			Additional	Deficit Accumulated During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Balance August 13, 2004	-	$-	$-	$-	$-
Net loss	-	-	-	(4,415)	(4,415)
Balance, January 31, 2005	-	-	-	(4,415)	(4,415)
Capital stock issued for cash: November 2005 at $0.001 per share	1,900,000	1,900	17,100	-	19,000
January 2006 at $0.05 per share	480,000	480	23,520	-	24,000
Net loss	-	-	-	(3,264)	(3,264)
Balance, January 31, 2006	2,380,000	2,380	40,620	(7,679)	35,321
Net loss	-	-	-	(10,976)	(10,976)
Balance, January 31, 2007	2,380,000	2,380	40,620	(18,655)	24,345
Net loss	-	-	-	(44,317)	(44,317)
Balance, January 31, 2008	2,380,000	$2,380	$40,620	$(62,972)	$(19,972)
Net loss				(9,611)	(9,611)
Balance, April 30, 2008	2,380,000	$2,380	$40,620	$(72,583)	$(29,583)

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC. (An Exploration Stage Company) Statements of Cash Flows

	Three months ended April 30, 2008 - $ -	Three months ended April 30, 2007 - $ -	August 13, 2004 (Inception) to April 30, 2008 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(8,023)	(4,585)	(72,583)
(Decrease) in accounts payable	(1,588)	-	-
Net cash used in operations	(9,611)	(4,585)	(72,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advance	-	-	30,835
Shares issued for cash	-	-	43,000
Net cash provided by financing activities	-	-	73,835

NET INCREASE (DECREASE) IN CASH	(9,611)	(4,585)	1,252

CASH, BEGINNING	10,863	25,290	-

CASH, ENDING	1,252	20,705	1,252

Supplemental cash flow information:
Cash paid for:
-Interest	-	-	-
-Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC. (An Exploration Stage Company) Notes To The Financial Statements April 30, 2008
1.	NATURE OF OPERATIONS AND GOING CONCERN

Geopulse Explorations Inc. (the “Company”) was incorporated in the State of Nevada on August 13, 2004 and is in the exploration stage.  The Company has acquired a mineral interest located in the Province of British Columbia, Canada, and has not yet determined whether this interest contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,655 as at January 31, 2008 and further losses are anticipated in the development of its business raising doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 “Accounting and Reporting by Development Stage Enterprises” in its characterization of the Company as an exploration stage enterprise.

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated

GEOPULSE EXPLORATIONS INC. (An Exploration Stage Company) Notes To The Financial Statements April 30, 2008
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency assets and liabilities are included in comprehensive income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

Mineral Interests

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Financial instruments

The Company's financial instruments consist of cash and advances from related party. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of those instruments. In management's opinion, the Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments. The Company is not party to any derivative instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as

GEOPULSE EXPLORATIONS INC. (An Exploration Stage Company) Notes To The Financial Statements April 30, 2008
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental Costs continued

appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At January 31, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

GEOPULSE EXPLORATIONS INC. (An Exploration Stage Company) Notes To The Financial Statements April 30, 2008
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements continued

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The adoption of SFAS No. 158 had no impact on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SFAS No. 158 had no impact on the financial position or results of operations of the Company.

GEOPULSE EXPLORATIONS INC. (An Exploration Stage Company) Notes To The Financial Statements April 30, 2008
3.	MINERAL INTERESTS

Cathi 1 Claim, British Columbia, Canada

On August 13, 2004, the Company acquired a 100% undivided right, title and interest in the “Cathi 1” claim located in the province of British Columbia, Canada for $4,000.  Cumulative property costs expensed to April 30, 2008 were $6,440 (April 30, 2007: $6,440).

4.	RELATED PARTY TRANSACTIONS

As at April 30, 2008, a balance of $845 (2007 - $945) is owing to the corporate manager of the Company.  The amount is unsecured, non-interest bearing and has no specified terms of repayment.

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

5.	COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized

During the year ended January 31, 2006, the Company issued 1,900,000 shares of common stock at $0.001 per share for total cash proceeds of $19,000 and 480,000 shares of common stock at $0.05 for total cash proceeds of $24,000.

At April 30, 2008, there were no outstanding stock options or warrants and accordingly the Company has not recorded any stock base compensation

6.	INCOME TAXES

As of April 30, 2008, the Company had net operating loss carry forwards of approximately $73,000 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. The Company has recorded a full valuation allowance against the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

We currently own one mineral claim known as the CATH 1 Claim, which is located in British Columbia, Canada. The title of the mineral claim above was transferred to Yenyou Zheng on April 1, 2008. Mr. Zheng has signed an agreement to hold in trust for us, a 100% undivided interest in the claim and will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

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

Liquidity and Capital Resources

As of April 30, 2008, the Company remains in the exploration stage.  As of April 30, 2008, the Company’s balance sheet reflects total assets of $1,252.00, and total current liabilities of $30,835.00.   The Company has cash on hand of $1,252.00 and a deficit accumulated in the exploration stage of $72,583.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended April 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended January 31, 2008.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOPULSE EXPLORATION INC.

By:  /s/ Zhipeng Cai

Zhipeng Cai, Chief Executive Officer

Date:  June 13, 2008

By:  /s/ Zhipeng Cai

Zhipeng Cai, Chief Financial Officer

Date:  June 13, 2008