Form 10-Q
period 2008-07-31
Geopulse Exploration Inc.
filed 2008-09-11
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-137519

GEOPULSE EXPLORATION INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-2815911
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Suite 1200, Kunxun Tower 9 Zhichun Avenue, Haidian District Beijing, P.R. China
(Address of principal executive offices)
86-10- 8233-1929
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

[ X ] Yes   [ ] No

As of July 31, 2008 the Issuer had 2,380,000 of common stock issued and outstanding.

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

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2008

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

BALANCE SHEETS

	July 31, 2008 - $ -	January 31, 2008 - $ -
ASSETS
CURRENT ASSETS
Cash	11,070	10,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	5,425	1,588
Related party advance (Note 4)	40,835	30,835
Total Current Liabilities	46,260	32,423

Nature of Operations and Going Concern (Note 1)

STOCKHOLDERS’ EQUITY
Common stock (Note 5)
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,380,000 common shares (2007 : 2,380,000)	2,380	2,380
Additional paid-in capital	40,620	40,620
Deficit accumulated during the exploration stage	(78,190)	(64,560)
	(35,190)	(21,560)
	11,070	10,863

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

Statements of Operations

	Three months ended July 31, 2008 - $ -	Three months ended July 31, 2007 - $ -	Six months ended July 31, 2008 - $ -	Six months ended July 31, 2007 - $ -	August 13, 2004 (Inception) to July 31, 2008 - $ -

Expenses

Mineral interest costs (Note 3)	-	-	-	-	6,440
General and administrative	5,607	135	13,630	4,721	71,750

Net loss	(5,607)	(135)	(13,630)	(4,721)	(78,190)

Basic and Diluted Net Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	2,380,000	2,380,000	2,380,000	2,380,000

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

 Statements of Cash Flows

	Three months ended July 31, 2008 - $ -	Three months ended July 31, 2007 - $	Six months ended July 31, 2008 - $ -	Six months ended July 31, 2007 - $ -	August 13, 2004 (Inception) to July 31, 2008 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,607)	(135)	(13,630)	(4,721)	(78,190)
(Decrease) in accounts payable and accrued liabilities	5,425	-	3,837	-	5,425
Net cash used in operations	(182)	(135)	(9,793)	(4,721)	(72,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advance	10,000	-	10,000	-	40,835
Shares issued for cash	-	-	-	-	43,000
Net cash provided by financing activities	-	-	-	-	83,835

NET INCREASE (DECREASE) IN CASH	9,818	(135)	207	(4,721)	11,070

CASH, BEGINNING	1252	20,704	10,863	25,290	-

CASH, ENDING	11,070	20,569	11,070	20,569	11,070

Supplemental cash flow information:
Cash paid for:
-Interest	-	-	-	-	-
-Income taxes	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period August 13, 2004 (Inception) to July 31, 2008

			Additional	Deficit Accumulated During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Balance August 13, 2004	-	$-	$-	$-	$-
Net loss	-	-	-	(4,415)	(4,415)
Balance, January 31, 2005	-	-	-	(4,415)	(4,415)
Capital stock issued for cash: November 2005 at $0.001 per share	1,900,000	1,900	17,100	-	19,000
January 2006 at $0.05 per share	480,000	480	23,520	-	24,000
Net loss	-	-	-	(3,264)	(3,264)
Balance, January 31, 2006	2,380,000	2,380	40,620	(7,679)	35,321
Net loss	-	-	-	(10,976)	(10,976)
Balance, January 31, 2007	2,380,000	2,380	40,620	(18,655)	24,345
Net loss	-	-	-	(45,905)	(45,905)
Balance, January 31, 2008	2,380,000	$2,380	$40,620	$(64,560)	$(21,560)
Net loss				(8,023)	(8,023)
Balance, April 30, 2008	2,380,000	$2,380	$40,620	$(72,583)	$(29,583)
Net loss				(5,607)	(5,607)
Balance, July 31, 2008				(78,190)	(35,190)

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the period August 13, 2004 (Inception) to July 31, 2008

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception resulting in an accumulated deficit of $78,190 as at July 31, 2008 and further losses are anticipated in the development of its business raising doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency assets and liabilities are included in comprehensive income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At July 31, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.

MINERAL INTERESTS

Cathi 1 Claim, British Columbia, Canada

On August 13, 2004, the Company acquired a 100% undivided right, title and interest in the “Cathi 1” claim located in the province of British Columbia, Canada for $4,000.  Cumulative property costs expensed to July 31, 2008 were $6,440 (July 31, 2007: $6,440).

4.

RELATED PARTY TRANSACTIONS

As at July 31, 2008, a balance of $845 (2007 - $945) is owing to the corporate manager of the Company.  The amount is unsecured, non-interest bearing and has no specified terms of repayment.

On January 31, 2007 the Company entered into a shareholder loan agreement with two shareholders of the Company in the amount of $30,000 .  The loan has a term of one year and bears interest at 10% per annum.  The loan may be extended on the same terms and conditions as specified in the original agreement any time on or before January 31, 2009. The company my prepay this loan in whole or in part from time to time without penalty or premium. All payments shall first be credited on a pro rata basis to the outstanding interest with the balance, if any, credited on a pro rata basis to the outstanding principal. The entire principal and interest balance, if not paid sooner, is due in full on January 31, 2009.

On July 31, 2008 the Company entered into a shareholder loan agreement with two shareholders of the Company in the amount of $10,000 .  The loan has a term of one year and bears interest at 10% per annum.  The loan may be extended on the same terms and conditions as specified in the original agreement any time on or before July 31, 2009. The company my prepay this loan in whole or in part from time to time without penalty or premium. All payments shall first be credited on a pro rata basis to the outstanding interest with the balance, if any, credited on a pro rata basis to the outstanding principal. The entire principal and interest balance, if not paid sooner, is due in full on July 31, 2009

5.

COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized.

During the year ended January 31, 2006, the Company issued 1,900,000 shares of common stock at $0.001 per share for total cash proceeds of $19,000 and 480,000 shares of common stock at $0.05 for total cash proceeds of $24,000.

At July 31, 2008, there were no outstanding stock options or warrants and accordingly the Company has not recorded any stock base compensation.

6.

INCOME TAXES

As of July 31, 2008, the Company had net operating loss carry forwards of approximately $78,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. The Company has recorded a full valuation allowance against the deferred tax asset relating to these tax loss carry-forwards.

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

The CATH 1 Claim is currently scheduled to expire on October 17, 2008, unless renewed prior to that date. Company management is in the process of analyzing the costs associated with renewing the claim and commencing exploration of the claim, as well as considering other options which may be available to the Company in the event the claim is not renewed.  Since Company management has recently changed and is now based in Beijing, PRC, there is no assurance that it will elect to take the steps necessary to renew the CATH 1 Claim and to continue with the Company’s current plan of operations.

We have not commenced the exploration stage of our business and, in the event the decision is made to renew the claim and to continue with the Company’s current plan of operations,  we can provide no assurance that, we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

In the event the decision is made to renew the existing claim, our plan of operation for the remainder of the current fiscal year and for the next fiscal year is to complete the recommended phase one exploration program on the CATHI 1 claim consisting of mapping, prospecting and geochemical sampling. We anticipate that the program will cost approximately $7,400 based on an estimate provided by our consulting geologist, Kenneth M. Dawson. To date, we have not commenced exploration on the CATHI 1 claim. We intend to commence exploration on the CATHI 1 claim as soon as we find an available geologist. The program is estimated to take two months to complete, including the interpretation of results.

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

Our cash reserves are not sufficient to meet our financial obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors or shareholders, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

As indicated above, the Company is currently considering sources and availability of the funds needed to allow it to proceed with the planned exploration of its mining claim.  However, because of uncertainties related to our ability to obtain necessary financing and proceed with the planned exploration and potential future development of our mining claim, we may have to drop the mineral claim when it expires on October 17, 2008. As a result, we are also currently seeking other business opportunities.

Liquidity and Capital Resources

As of July 31, 2008, the Company remains in the exploration stage.  As of July 31, 2008, the Company’s balance sheet reflects total assets of $11,070, and total current liabilities of $46,260.   The Company has cash on hand of $11,070 and a deficit accumulated in the exploration stage of $(78,190).

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended July 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

GEOPULSE EXPLORATION INC.

By:  /s/ Zhipeng Cai

Zhipeng Cai, Chief Executive Officer and Chief Financial Officer

Date:  September 11,  2008