Form 10-Q
period 2008-10-31
Geopulse Exploration Inc.
filed 2008-12-12
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2008

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

BALANCE SHEETS

	October 31, 2008 - $ -	January 31, 2008 - $ -
ASSETS
CURRENT ASSETS
Cash	7,907	10,863

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	3,750	1,588
Related party advance (Note 4)	46,847	30,835
Total Current Liabilities	50,597	32,423

Nature of Operations and Going Concern (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock (Note 5)
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,380,000 common shares (2007 : 2,380,000)	2,380	2,380
Additional paid-in capital	40,620	40,620
Deficit accumulated during the exploration stage	(85,690)	(64,560)
	(42,690)	(21,560)
	7,907	10,863

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

Statements of Operations

	Three months ended October 31, 2008 - $ -	Three months ended October 31, 2007 - $ -	Nine months ended October 31, 2008 - $ -	Nine months ended October 31, 2007 - $ -	August 13, 2004 (Inception) to October 31, 2008 - $ -

Expenses

Mineral interest costs (Note 3)	-	-	-	-	6,440
General and administrative	7,500	11,473	21,130	16,194	79,250

Net loss	(7,500)	(11,473)	(21,130)	(16,194)	(85,690)

Basic and Diluted Net Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	2,380,000	2,380,000	2,380,000	2,380,000

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

 Statements of Cash Flows

	Three months ended October 31, 2008 - $ -	Three months ended October 31, 2007 - $	Nine months ended October 31, 2008 - $ -	Nine months ended October 31, 2007 - $ -	August 13, 2004 (Inception) to October 31, 2008 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,500)	(11,473)	(22,718)	(16,194)	(85,690)
(Decrease) in accounts payable and accrued liabilities	(1,675)	-	3,750	-	3,750
Net cash used in operations	(9,175)	(11,473)	(18,968)	(16,194)	(81,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advance	6,012	-	16,012	-	46,847
Shares issued for cash	-	-	-	-	43,000
Net cash provided by financing activities	-	-	-	-	89,847

NET INCREASE (DECREASE) IN CASH	3,163	(11,473)	(2,956)	(16,194)	7,907

CASH, BEGINNING	11,070	20,569	10,863	25,290	-

CASH, ENDING	7,907	9,096	7,907	9,096	7,907

Supplemental cash flow information:
Cash paid for:
-Interest	-	-	-	-	-
-Income taxes	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period August 13, 2004 (Inception) to October 31, 2008

			Additional	Deficit Accumulated During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Balance August 13, 2004	-	$-	$-	$-	$-
Net loss	-	-	-	(4,415)	(4,415)
Balance, January 31, 2005	-	-	-	(4,415)	(4,415)
Capital stock issued for cash: November 2005 at $0.001 per share	1,900,000	1,900	17,100	-	19,000
January 2006 at $0.05 per share	480,000	480	23,520	-	24,000
Net loss	-	-	-	(3,264)	(3,264)
Balance, January 31, 2006	2,380,000	2,380	40,620	(7,679)	35,321
Net loss	-	-	-	(10,976)	(10,976)
Balance, January 31, 2007	2,380,000	2,380	40,620	(18,655)	24,345
Net loss	-	-	-	(45,905)	(45,905)
Balance, January 31, 2008	2,380,000	2,380	40,620	(64,560)	(21,560)
Net loss				(8,023)	(8,023)
Balance, April 30, 2008	2,380,000	2,380	40,620	(72,583)	(29,583)
Net loss				(5,607)	(5,607)
Balance, July 31, 2008				(78,190)	(35,190)
Net loss				(7,500)	(7,500)
Balance October 31, 2008	2,380,00	$2,380	$40,620	$(85,690)	$(42,690)

The accompanying notes are an integral part of these financial statements.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception resulting in an accumulated deficit of $85,690 as at October 31, 2008 and further losses are anticipated in the development of its business raising doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Foreign Currency Translation

The Company uses the US Dollar as its functional currency.  Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency assets and liabilities are included in comprehensive income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Interests

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred

Mineral Interests (continued)

to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At October 31, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

3.

MINERAL INTERESTS

Cathi 1 Claim, British Columbia, Canada

On August 13, 2004, the Company acquired a 100% undivided right, title and interest in the “Cathi 1” claim located in the province of British Columbia, Canada for $4,000.  Cumulative property costs expensed to October 31, 2008 were $6,440 (October 31, 2007: $6,440).

4.

RELATED PARTY TRANSACTIONS

As at October 31, 2008, a balance of $847 (2007 - $825) is owing to the corporate manager of the Company.  The amount is unsecured, non-interest bearing and has no specified terms of repayment.

On January 31, 2007 the Company entered into a shareholder loan agreement with two shareholders of the Company in the amount of $30,000 .  The loan has a term of one year and bears interest at 10% per annum.  The loan may be extended on the same terms and conditions as specified in the original agreement any time on or before January 31, 2008. The company my prepay this loan in whole or in part from time to time without penalty or premium. All payments shall first be credited on a pro rata basis to the outstanding interest with the balance, if any, credited on a pro rata basis to the outstanding principal. The entire principal and interest balance, if not paid sooner, is due in full on January 31, 2009.

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

At October 31, 2008, there were no outstanding stock options or warrants and accordingly the Company has not recorded any stock base compensation

6.

INCOME TAXES

As of October 31, 2008, the Company had net operating loss carry forwards of approximately $86,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. The Company has recorded a full valuation allowance against the deferred tax asset relating to these tax loss carry-forwards.

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

Plan of Operation

Geopulse Exploration, Inc. (the “Company” or “We”) was incorporated on August 13, 2004 under the laws of the state of Nevada. We are a development stage company and are currently seeking business opportunities.

We previously owned one mineral claim known as the CATH 1 Claim, located in British Columbia, Canada.  Our plan of operations has been to pursue exploration activities on the CATH 1 Claim with a view to exploiting any mineral deposits that we discover which demonstrate economic feasibility.

 From the date of our incorporation to the present, we have not received any revenues from operations and we have been dependent upon obtaining financing to pursue exploration activities.   We have been unable to obtain the necessary financing.  As of October 17, 2008, the CATH 1 Claim expired and because of insufficient funds, we elected not to renew it.

Our plan of operations for the next 12 months is to maintain our status as a fully reporting company with the SEC by filing all required reports under the Securities Exchange Act of 1934, and to seek business opportunities through a combination with a business.  We have not had preliminary contact or discussions with any representative of any entity regarding a business combination with us, and there is no assurance that we will be able to find a suitable acquisition candidate.

We do not intend to our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.   We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Liquidity and Capital Resources

As of October 31, 2008, the Company is in the development stage.  As of October 31, 2008, the Company’s balance sheet reflects total assets of $7,907, all in the form of cash, and total current liabilities of $50,597.   We currently have a deficit accumulated in the exploration or development state of $(85,690).

Our cash reserves are not sufficient to meet our financial obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will either be in the form of equity financing from the sale of our common stock or short-term loans from our directors or shareholders, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the period covered by this report.

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

Date:  December 11, 2008