Form 10-K
period 2009-01-31
Geopulse Exploration Inc.
filed 2009-04-29
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GEOPULSE EXPLORATION, INC

(Name of small business in its charter)

Nevada	333-137519	20-28159911
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Suite 1200, Kunxun Tower 9 Zhichun Avenue, Haidian District Beijing, Peoples Republic of China
(Address of principal executive offices)
Registrant’s telephone number, including area code: 86-10-8233-1929

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of January 31, 2009, the Company had 2,380,000 shares issued and outstanding.

PART I

ITEM 1. BUSINESS

Background

Geopulse Exploration, Inc. (hereinafter “we”, “our”, or the “Company”) was incorporated on August 13, 2004 under the laws of the state of Nevada.  We were formed for the purpose of engaging in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits that we discover which demonstrate economic feasibility.

We previously owned one mineral claim known as the CATH 1 Claim, located in British Columbia, Canada.  Our plan of operations had been to pursue exploration activities on the CATH 1 Claim with a view to exploiting any mineral deposits that we discover which demonstrate economic feasibility. However, we have never received any revenue from operations and had been dependent upon obtaining financing to pursue exploration activities.   We were unable to obtain the necessary financing, and as of October 17, 2008, the CATH 1 Claim expired.

As a result of our inability to obtain the working capital needed to conduct exploration activities, and the resulting expiration of the CATH I claim, we now intend to look for another mineral property which may be suitable for acquisition, and also intend to continue to seek to identify sources of financing which may be available to be used for purposes of such an acquisition.  At the same time, we also intend to explore other potential business opportunities.  Accordingly, we intend to maintain our status as a fully reporting company with the SEC by filing all required reports under the Securities Exchange Act of 1934, and to seek business opportunities involving a business combination with an operating business.

To date, we have not had contacts or discussions with any third party or with representatives of any entity regarding either acquisition of a new mineral property or completion of a business combination transaction, and there is no assurance that we will be able to locate and obtain the necessary financing for acquisition of a new mineral property or find a suitable acquisition candidate.

Business of Issuer

Company management continues to be interested in mineral exploration activities, and accordingly plans to continue to look for another suitable mineral property which may be available for acquisition.  In conjunction with its efforts to locate another mineral property for acquisition, the Company will continue to seek available sources of financing which is likely to be either in the form of an equity or debt offering or a shareholder loan.  The Company does not intend to restrict its search for a new mineral property to any particular geographical area or to any particular type of mineral property..

The Company’s principal business objective for the next 12 months and beyond such time will be  to achieve long-term growth potential either through acquisition and exploration of a new mineral property location  or through completion of a business combination transaction with an operating business. The Company will not restrict its search for potential target companies available for acquisition to any specific business, industry or geographical location and, thus, may acquire any type of business.

As of this date, the Company has not had specific discussions with any potential business combination candidate regarding business opportunities for the Company, and has not entered into any preliminary or definitive agreement with any party. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the

Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in any business combination transaction will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following any reorganization or business combination transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and currently anticipate that they will devote very limited time to our business until a business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Reports to security holders

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 2.

 PROPERTIES.

Our executive offices are located at Suite 1200, Kunxun Tower, 9 Zhichun Avenue, Haidian District, Beijing, PRC.  Mr. Zhipeng Cai, our sole officer and director, provides this office space to us free of charge and we have no lease.  These offices are suitable for our current needs, and we will use these offices for the foreseeable future.

ITEM 3.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the period ended January 31, 2009.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Our shares are approved for trading on the OTC Bulletin Board under the symbol, GPLS.OB.  However, there has been no trading activity in the shares and there is currently no market for the shares.   There is no assurance as to when or whether such a market will develop.

There are currently no outstanding options or warrants to purchase, or security convertible into, our common shares.  We are not publicly offering and not proposing to publicly offer any common shares.

Our outstanding common shares are held by 33 shareholders of record.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

ITEM 6.

SELECTED FINANCIAL DATA.

Not. Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

PRODUCE REVENUES, INCOME OR PROFITS.  NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES, OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS.  THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.  NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

Geopulse Exploration, Inc. (the “Company” or “We”) was incorporated on August 13, 2004 under the laws of the state of Nevada. We are a development stage company and are currently seeking business opportunities.

We previously owned one mineral claim known as the CATH 1 Claim, located in British Columbia, Canada.  Our plan of operations had been to pursue exploration activities on the CATH 1 Claim with a view to exploiting any mineral deposits that we discover which demonstrate economic feasibility.

 From the date of our incorporation to the present, we have not received any revenues from operations and we have been dependent upon obtaining financing to pursue exploration activities.   We have been unable to obtain the necessary financing.  As of October 17, 2008, the CATH 1 Claim expired and because of insufficient funds, we elected not to renew it.

As a result of our inability to obtain the working capital needed to conduct exploration activities, and the resulting expiration of the CATH I claim, we now intend to explore other potential business opportunities.  Our plan of operations for the next 12 months is to maintain our status as a fully reporting company with the SEC by filing all required reports under the Securities Exchange Act of 1934, and either to seek to locate a new mineral property for acquisition or to seek business opportunities through a combination transaction with an operating business.  We have not had preliminary contact or discussions with any third party or with representatives of any entity regarding either acquisition of an interest in a new mineral property and obtaining the financing needed for that purpose, or regarding completion of a business combination transaction.  There is no assurance that we will be able to find either a suitable mineral property available for acquisition and the financing required for completion of such an acquisition, or some other suitable business opportunity for acquisition.

We do not intend to limit our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.   We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Liquidity and Capital Resources

As of January 31, 2009, the Company is in pre-exploration or development stage.  As of January 31, 2009, the Company’s balance sheet reflects total assets of $2,082, all in the form of cash, and total current liabilities of $53,106.   We currently have a deficit accumulated in the exploration or development state of $(94,024).

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements of the Company provide the information required by Article 8 of Regulation S-X.

GEOPULSE EXPLORATION, INC. Financial Statements For The Years Ended January 31, 2009 and 2008 (With Report of Independent Registered Public Accounting Firm Thereon)

GEOPULSE EXPLORATION, INC.

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

                                                                                                               Fax 801-262-3978

Board of Directors

Geopulse Exploration Inc.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying   balance sheets of Geopulse Exploration Inc.  at January 31, 2009 and 2008   and the statement of operations,  stockholders' equity, and cash flows for the years ended January 31, 2009 and 2008 and the period August 13, 2004 (date of inception) to January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of   Geopulse Exploration Inc.  at January 31, 2009  and  2008  and the  statement of operations, and cash flows for the years ended January 31, 2009 and 2008 and the period August 13, 2004  (date of inception) to January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

April 6, 2009

 /s/ Madsen & Associates, CPA’s Inc.

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

BALANCE SHEET

January 31, 2009 and 2008

	Jan 31,	Jan 31,
	2009	2008

ASSETS
CURRENT ASSETS

Cash	$ 2,082	$ 10,863

Total Current Asset	$ 2,082	$ 10,863

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Note payable - related party	$ 46,847	$ 30,835
Accounts payable	6,259	1,588

Total Current Liabilities	53,106	32,423

STOCKHOLDERS’ DEFICIT

Common stock
Authorized 75,000,000 shares at $.001 par value
2,380,000 shares issued	2,380	2,380
Capital in excess of par value	40,620	40,620
Accumulated deficit during pre-exploration stage	(94,024)	(64,560)

Total Stockholders’ Deficit	(51,024)	(21,560)

	$ 2,082	$ 10,863

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

STATEMENT OF OPERATIONS

For the Years Ended January 31, 2009 and 2008 and the Period

August 13, 2004 (date of inception) to January 31, 2009

			Inception to
	Jan 31,	Jan 31,	Jan 31,
	2009	2008	2009

REVENUES	$ -	$ -	$ -

EXPENSES

Administrative	29,464	45,905	94,024

NET LOSS	$ (29,464)	$ (45,905)	$ (94,024)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (.01)	$ (.02)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	2,380	2,380

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period August 13, 2004 (date of inception ) to January 31, 2009

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Earnings

Balance January 13, 2004	-	$ -	$ -	$ -

Net operating loss for the period ended
January 31, 2005	-	-	-	(4,415)

Issuance of common stock for cash -
November 2005	1,900,000	1,900	17,100	-

Issuance of common stock for cash
January 2006	480,000	480	23,520	-

Net operating loss for the year ended
January 31, 2006	-	-	-	(3,264)

Net operating loss for the year ended
January 31, 2007	-	-	-	(10,976)

Net operating loss for the year ended
January 31, 2008	-	-	-	(45,905)

Balance January 31, 2008	2,380,000	2,380	40,620	(64,560)

Net operating loss for the year ended
January 31, 2009	-	-	-	(29,464)

Balance January 31, 2009	2,380,000	$ 2,380	$ 40,620	$ (94,024)

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

STATEMENT OF CASH FLOWS

For the Years Ended January 31, 2009 and 2008 and the Period

August 13, 2004 (date of inception) to January 31, 2009

			Inception to
	Jan 31,	Jan 31,	Jan 31,
	2009	2008	2009

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$ (29,464)	$ (45,905)	$ (94,024)

Adjustments to reconcile net loss to
net cash provided by operating
activities

Change in accounts payable	4,671	1,588	6,259

Net Cash Flows Used in Operations	(24,793)	(44,317)	(87,765)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans - related party	16,012	29,890	46,847
Proceeds from issuance of capital stock	-	-	43,000

Net Change in Cash	(8,781)	(14,427)	2,082
Cash at Beginning of Period	10,863	25,290

Cash at End of Period	$ 2,082	$ 10,863	$ 2,082

The accompanying notes are an integral part of these financial statements.

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 13, 2004 with authorized common stock of 75,000,000 at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves had been acquired. The Company has not established the existence of a commercial minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

On January 31, 2009, the Company had a net operating loss available for carry forward of $94,024.  The income tax benefit of approximately $28,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire in 2029.

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

3.  ACQUISITION OF MINERAL CLAIM

On August 13, 2004   the Company acquired the “Cathi 1" claim located in the Province of British Columbia, Canada and the claim was expired on October 24, 2009.  The Company has not established the existence of a commercial minable ore deposit and therefore has expensed the acquisition and other costs.

4.  CAPITAL STOCK

During 2005 and 2006 the Company issued 1,900,000 common shares for $19,000 and 480,000 common shares for $24,000.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 22% of the outstanding common stock and have made no interest, demand loans to the Company of $46,847.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of July 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Transition Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Each of our directors serves until the next annual meeting of our shareholders or until his or her successor is elected and qualified.  Each of our officers is elected by the board of directors and serves for a term of office which is at the discretion of the board of directors.  The board of directors has no nominating, audit or compensation committee.

Our executive officers and directors and their respective ages and positions as of the date of filing of this report on Form 10-K are as follows:

Name	Age	Position

Zhipeng Cai	49	President, CEO, CFO, Secretary, Treasurer and Director

Biographical Information

Zhipeng Cai

Mr. Zhipeng Cai, age 49, is the sole officer and director of the Registrant, serving as President, CEO, CFO, Secretary, Treasurer and Director since May 1, 2008.  Mr. Cai has been Vice President of Administration and Financing of Huaxun Datacom Co., Ltd., Beijing, China, since October, 2000. He has also been President of Zhongjia Kailong Technology Co., Ltd., a private company in Beijing, China, since August, 2006. Mr.

Cai was the Principle of Yishue Secondary School, Luotian, Hubei, China, from September, 1994 to September, 2000. Mr. Cai graduated from Huanggong Teachers University, Hubei, China in July, 1988.

Family Relationships

None.

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

Directorships

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of July 31, 2008, and as of the date of filing of this  report on Form 10K,  all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee Expert

The Company does not have an Audit Committee.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information with respect to the compensation we paid to our officers and directors during the fiscal years ended January 31, 2009 and 2008:

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual	Restricted	Securities
				Compen-	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compen-
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	sation ($)

Zhipeng Cai (1)	2009	0	0	0	0	0	0	0
President and Director	2008	0	0	0	0	0	0	0

[1]

Mr. Cai was appointed as an officer on May 1, 2008.

Future compensation of officers will be determined by the Board of Directors based upon the financial condition, financial requirements and performance of the Company, and individual performance of each officer.

Director Compensation

At this time, no compensation has been scheduled for members of the Board of Directors or officers, and no compensation has been paid for the last year. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company  in all capacities for the fiscal year ended January 31, 2009.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total Compensation
Zhipeng Cai (1)	--	--	--	--	--	--	--

[1]Mr. Cai was appointed as a director on May 1, 2008 .

Employment Agreements

We do not have any employment agreements with any officers or employees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock  as of January 31, 2009. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 2,380,000 shares outstanding on January 31, 2009.

Name and Address	Number of Shares Beneficially Owned	Percent of Classs
Zhipeng Cai (1) 9 Zhichuan Road Haidian District Beijing, P.R. China	0	0%
Zhiquan Cai 9 Zhichuan Road Haidian District Beijing, P.R. China	450,000	18.9%
Tim Sun 2423 Granville Street Vancouver, B.C. V6H 1G5 Canada	350,000	14.7%
All Officers and Directors as a Group (1 in number)	0	0%

 (1) This person is an officer and director of the Company as of the date of filing of this report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On January 31, 2007 the Company entered into a shareholder loan agreement with two shareholders of the Company in the amount of $30,000.  The loan has a term of one year and bears interest at 10% per annum.  The loan may be extended on the same terms and conditions as specified in the original agreement any time on or before January 31, 2010. The company my prepay this loan in whole or in part from time to time without penalty or premium. All payments shall first be credited on a pro rata basis to the outstanding interest with the balance, if any, credited on a pro rata basis to the outstanding principal. The entire principal and interest balance, if not paid sooner, is due in full on January 31, 2010.

On July 31, 2008, the Company entered into a shareholder loan agreement with two shareholders of the Company in the amount of $10,000.  The loan has a term of one year and bears interest at 10% per annum.  The loan may be extended on the same terms and conditions as specified in the original agreement any time on or before July 31, 2010. The company my prepay this loan in whole or in part from time to time without penalty or premium. All payments shall first be credited on a pro rata basis to the outstanding interest with the balance, if any, credited on a pro rata basis to the outstanding principal. The entire principal and interest balance, if not paid sooner, is due in full on July 31, 2010.

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

Based upon the foregoing criteria, Mr. Cai may not be considered to be an independent director because he is also currently an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Madsen & Associates, CPA’s, Inc., for audit of the Company's financial statements were $5,460.00 for the fiscal year ended January 31, 2009 and $0.00 for the fiscal year ended January 31, 2008.

Audit Related Fees

(2)

Madsen & Associates, CPA’s, Inc., did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by Madsen & Associates, CPA’s, Inc., for tax compliance, advice and planning were $0.00 for the fiscal year ended January 31, 2009 and $0.00 for the fiscal year ended January 31, 2008.

All Other Fees

(4)

Madsen & Associates, CPA’s, Inc., did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Geopulse Exploration, Inc. does not have a separate audit committee.  The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended January 31, 2009.

(b)

Exhibits.

 3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

3(ii)

Bylaws (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOPULSE EXPLORATION, INC.

By:  /S/ Zhipeng Cai

Zhipeng Cai, Director, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: April 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Zhipeng Cai

Zhipeng Cai, Director, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: April 29, 2009