Form 10-Q
period 2009-04-30
Geopulse Exploration Inc.
filed 2009-06-11
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-137519

GEOPULSE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2815911
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Suite 1200, Kunxun Tower 9 Zhichun Avenue, Haidian District Beijing, P.R. China
(Address of principal executive offices)
86-10-8233-1929
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Not Applicable.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [X ] Yes   [ ] No

As of April 30, 2009 the Issuer had 2,380,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Geopulse Exploration, Inc. (the "Company" or the “Registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on  April 29, 2009.

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration or Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2009

PAGE
BALANCE SHEETS	4
STATEMENTS OF OPERATIONS	5
STATEMENTS OF CASH FLOWS	6
NOTES TO THE FINANCIAL STATEMENTS	7-9

GEOPULSE EXPLORATION INC.
( Pre-Exploration Stage Company )
BALANCE SHEET
April 30, 2009 (unaudited) and January 31, 2009

	Apr 30,	Jan 31,
	2009	2009

ASSETS
CURRENT ASSETS

Cash	$ 2,889	$ 2,082

Total Current Asset	$ 2,889	$ 2,082

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Note payable - related party	$ 50,900	$ 46,847
Accounts payable	9,754	6,259

Total Current Liabilities	60,654	53,106

STOCKHOLDERS’ DEFICIT

Common stock
Authorized 75,000,000 shares at $.001 par value
2,380,000 shares issued	2,380	2,380
Capital in excess of par value	40,620	40,620
accumulated deficit during pre-exploration stage	(100,765)	(94,024)

Total Stockholders’ Deficit	(57,765)	(51,024)

	$ 2,889	$ 2,082

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Pre-Exploration Stage Company )
STATEMENT OF OPERATIONS - unaudited
For the Three Months Ended April 30, 2009 and 2008 and the Period
August 13, 2004 (date of inception) to April 30, 2009

			Inception to
	April 30,	April 30,	to April 30
	2009	2008	2009

REVENUES	$ -	$ -	$ -

EXPENSES	6,741	8,023	100,765
Administrative

NET LOSS	$ (6,741)	$ (8,023)	$ (100,765)

NET LOSS PER COMMON SHARE

Basic and diluted	$ -	$ -

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	2,380	2,380

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Pre-Exploration Stage Company )
STATEMENT OF CASH FLOWS - unaudited
For the Three Months Ended 30, 2009 and 2008 and the Period
August 13, 2004 (date of inception) to April 30, 2009

			Inception to
	April 30,	April 30,	to April 30
	2009	2008	2009

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$ (6,741)	$ (8,023)	$ (100,765)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Change in accounts payable	3,495	(1,588)	9,754

Net Cash Flows Used in Operations	(3,246)	(9,611)	(91,011)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans - related party	4,053	-	50,900
Proceeds from issuance of capital stock	-	-	43,000

Net Change in Cash	807	(9,611)	2,889
Cash at Beginning of Period	2,082	10,863	-

Cash at End of Period	$ 2,082	$ 1,252	$ 2,889

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

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

On April 30, 2009, the Company had a net operating loss available for carry forward of $100,765.  The income tax benefit of approximately $30,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire in 2030.

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

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

Environmental Requirements

At the report date environmental requirements related to a formally held mineral claim are unknown and therefore any estimate of future costs cannot be made.

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

April 30, 2009

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  CAPITAL STOCK

During 2005 and 2006 the Company issued 1,900,000 common shares for $19,000 and 480,000 common shares for $24,000.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 22% of the outstanding common stock and have made no interest, demand loans to the Company of $50,900.

5.  GOING CONCERN

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of April 30, 2009, the Company is in pre-exploration or development stage.  As of April 30, 2009, the Company’s balance sheet reflects total assets of $2,889, all in the form of cash, and total current liabilities of $60,654.   We currently have a deficit accumulated in the exploration or development state of $(100,765).

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

Not Applicable.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended April 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  June 11, 2009