Form 10-Q
period 2009-07-31
Geopulse Exploration Inc.
filed 2009-09-14
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of July 31, 2009 the Issuer had 2,380,000 shares of common stock issued and outstanding.

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

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration or Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2009

PAGE
BALANCE SHEETS	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF CASH FLOWS	5
NOTES TO THE FINANCIAL STATEMENTS	6-8

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

BALANCE SHEET

July 31, 2009 (unaudited) and January 31, 2009

	July 31	Jan 31
	2009	2009
ASSETS
CURRENT ASSETS

Cash	$2,860	$2,082

Total Current Assets	$2,860	$2,082

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Note payable - related party	$50,900	$46,847
Accounts payable	10,519	6,259

Total Current Liabilities	61,419	53,106

STOCKHOLDERS’ DEFICIT

Common stock
Authorized 75,000,000 shares at $.001 par value
2,380,000 shares issued	2,380	2,380
Capital in excess of par value	40,620	40,620
Accumulated deficit during pre-exploration stage	(101,559)	(94,024)

Total Stockholders’ Deficit	(58,559)	(51,024)

	$2,860	$2,082

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS - unaudited

For the Three and Six Months Ended July 31, 2009 and 2008 and the Period

August 13, 2004 (date of inception) to July 31, 2009

	Three Months		Six Months		Inception to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008	2009

REVENUES	$ -	$ -	$ -	$ -	$ -
EXPENSES

Administrative	794	5,607	7,535	13,630	101,559

NET LOSS	$ (794)	$(5,607)	$ (7,535)	$(13,630)	$ (101,559)

NET LOSS PER COMMON SHARE

Basic and diluted	$ -	$ -	$ -	$ (.01)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	2,380	2,380	2,380	2,380

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS - unaudited

For the Six Months Ended July 31, 2009 and 2008 and the Period

August 13, 2004 (date of inception) to July 31, 2009

			Inception to
	July 31,	July 31,	April 30,
	2009	2008	2009

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(7,535)	$(13,630)	$(101,559)

Adjustments to reconcile net loss to
net cash provided by operating
activities

Change in accounts payable	4,260	3,837	10,519

Net Cash Flows Used in Operations	(3,275)	(9,793)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans - related party	4,053	10,000	50,900
Proceeds from issuance of capital stocks	-	-	43,000

Net Change in Cash	778	207	2,860
Cash at Beginning of Period

Cash at End of Period	2,860	$11,070	$2,860

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009

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

On July 31, 2009, the Company had a net operating loss available for carry forward of $ 101,559.  The income tax benefit of approximately $ 30,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire in 2030.

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the asset and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss)per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti dilutive and then only the basic per share amounts are shown in the report.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  CAPITAL STOCK

During 2005 and 2006 the Company issued 1,900,000 common shares for $ 19,000 and 480,000 common shares for $ 24,000.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 22% of the outstanding common stock and have made no interest, demand loans to the Company of $ 50,900.

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

Liquidity and Capital Resources

As of July 31, 2009, the Company is in pre-exploration or development stage.  As of July 31, 2009, the Company’s balance sheet reflects total assets of $2,860, all in the form of cash, and total current liabilities of $61,419.   We currently have a deficit accumulated in the exploration or development state of $(101,559).

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended July 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  September 14, 2009