Form 10-Q
period 2009-10-31
Geopulse Exploration Inc.
filed 2009-12-04
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of October 31, 2009 the Issuer had 2,380,000 shares of common stock issued and outstanding.

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

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration or Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2009

PAGE
BALANCE SHEETS	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF CASH FLOWS	5
NOTES TO THE FINANCIAL STATEMENTS	6-9

GEOPULSE EXPLORATION INC.
(Development Stage Company )
BALANCE SHEETS
October 30, 2009 (unaudited) and January 31, 2009

	Oct 30,	Jan 31,
	2009	2009
ASSETS
CURRENT ASSETS

Cash	$ 1,229	$ 2,082

Total Current Assets	$ 1,229	$ 2,082

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Note payable - related party	$ 50,900	$ 46,847
Accounts payable	9,686	6,259

Total Current Liabilities	60,586	53,106

STOCKHOLDERS’ DEFICIT

Common stock
Authorized 75,000,000 shares at $.001 par value
2,380,000 shares issued	2,380	2,380
Capital in excess of par value	40,620	40,620
Accumulated deficit during pre-exploration stage	(102,357)	(94,024)

Total Stockholders’ Deficit	(59,357)	(51,024)

	$ 1,229	$ 2,082

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Development Stage Company )
STATEMENT OF OPERATIONS – unaudited
For the Three and Nine Months Ended October 30, 2009 and 2008 and the Period
August 13, 2004 (date of inception) to October 30, 2009

	Three Months		Nine Months		Inception to
	Oct 30,	Oct 30,	Oct 30,	Oct 30,	Oct 30,
	2009	2008	2009	2008	2009

REVENUE	$ -	$ -	$ -	$ -	$ -
EXPENSES

Administrative	798	7,500	8,333	21,130	102,357

NET LOSS	$ (798)	$ (7,500)	$ (8,333)	$ (21,130)	$ (102,357)

NET LOSS PER COMMON SHARE

Basic and diluted	$ -	$ -	$ -	$ (.01)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	2,380	2,380	2,380	2,380

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Nine Months Ended October 30, 2009 and 2008 and the Period
August 13, 2004 (date of inception) to October 30, 2009

			Inception to
	Oct 30,	Oct 30,	Oct 30,
	2009	2008	2009

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(8,333)	$(21,130)	$(102,357)

Adjustments to reconcile net loss to
net cash provided by operating
activities

Change in accounts payable	3,427	2,162	9,686

Net Cash Flows Used in Operations	(4,906)	(18,968)	(92,671)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans - related party	4,053	16,012	50,900
Proceeds from issuance of capital stock	-	-	43,000

Net Change in Cash	(853)	(2,956)	1,229
Cash at Beginning of Period

Cash at End of Period	$1,229	$7,907	$1,229

The accompanying notes are an integral part of these financial statements.

GEOPULSE  EXPLORATION  INC.

( Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS

October 30, 2009

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 13, 2004 with authorized common stock of 75,000,000 at $.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  Mineral claims, with unknown reserves had been acquired, however, on the report date the leases had expired and the Company is seeking other business opportunities. The Company is considered to be in the development stage.

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

On October 30, 2009, the Company had a net operating loss available for carry forward of $ 102,357.  The income tax benefit of approximately $ 31,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire in 2030.

GEOPULSE  EXPLORATION  INC.

(Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS - continued

October 30, 2009

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

GEOPULSE  EXPLORATION  INC.

( Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS - continued

October 30, 2009

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

GEOPULSE  EXPLORATION  INC.

( Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS - continued

October 30, 2009

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

Liquidity and Capital Resources

As of October 31, 2009, the Company is in pre-exploration or development stage.  As of October 31, 2009, the Company’s balance sheet reflects total assets of $1,229, all in the form of cash, and total current liabilities of $60,586.   We currently have a deficit accumulated in the exploration or development state of $(102,357).

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended October 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  December 4, 2009