Form 10-K
period 2010-01-31
Geopulse Exploration Inc.
filed 2010-04-05
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GEOPULSE EXPLORATION, INC

(Name of small business in its charter)

Nevada	333-137519	20-28159911
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

601 Union Square, Suite 4200 Seattle WA 98101
(Address of principal executive offices)
Registrant’s telephone number, including area code: (206) 652-3310

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of January 31, 2010, the Company had 2,380,000 shares issued and outstanding.

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

As of the date of this report on Form 10-K, we have  had preliminary contacts or discussions with  third parties regarding completion of a business combination transaction.  But, we have not entered into any contractual agreements for completion of a business combination transaction, and there is no assurance that we will be able to locate a suitable acquisition candidate and obtain the financing which may be necessary to complete a business combination transaction.

Business of Issuer

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through completion of a business combination transaction with an operating business. The Company will not restrict its search for potential target companies available for acquisition to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

SUBSEQUENT EVENTS

As reported in Current Reports on Form 8-K filed with the SEC on February 3, 2010 and February 10, 2010, subsequent to the end of the fiscal year there was a change of control of the Registrant.

On February 1, 2010 Belmont Partners, LLC acquired 1,216,000 common shares of the Company from stockholders of the Company. Following the transaction, Belmont Partners, LLC controlled approximately 51% of the Company’s outstanding capital stock.

On February 1, 2010, Joseph Meuse was appointed to the Board of Directors as well as President of the Company. On the same date, Zhipeng Cai resigned from all positions held in the Company.

Further on February 1, 2010 Massimiliano Farneti acquired the 1,216,000 shares of the Company’s common stock from Belmont Partners, LLC. Following the transaction, Mr. Farneti controlled approximately 51% of the Company’s outstanding capital stock.

On February 1, 2010, Massimiliano Farneti was appointed to the Board of Directors as well as the President of the Company. On February 8, 2010, Joseph Meuse resigned as President and Director of the Company.

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

ITEM 2.

 PROPERTIES.

Our executive offices are located at Suite 601 Union Square, Suite 4200, Seattle WA 98101. Mr. Farneti, our sole officer and director, provides this office space to us free of charge and we have no lease.  These offices are suitable for our current needs, and we will use these offices for the foreseeable future.

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

(REMOVED AND RESERVED)

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

Our outstanding common shares are held by 28 shareholders of record.

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

On February 1, 2010, subsequent to the end of the fiscal year, there was a change of control of the Registrant, and also a change in management of the Registrant.

As a result of expiration of the CATH I claim and the subsequent change of control of the Registrant, we now intend to explore other potential business opportunities.  Our plan of operations for the next 12 months is to maintain our status as a fully reporting company with the SEC by filing all required reports under the Securities Exchange Act of 1934, and to seek business opportunities through a combination transaction with an operating business.

As of the date of this report on Form 10-K, we have had preliminary discussions with third parties regarding completion of a business combination transaction.  But, we have not entered into any contractual agreements for completion of a business combination transaction, and there is no assurance that we will be able to locate a suitable acquisition candidate and obtain the financing which may be necessary to complete a business combination transaction.  Accordingly, there  is no assurance that we will be able to complete a business combination transaction.

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

Liquidity and Capital Resources

As of January 31, 2010, the Company is in the development stage.  As of January 31, 2010, the Company’s balance sheet reflects total assets of $1,174, all in the form of cash, and total current liabilities of $0.   We currently have a deficit accumulated in the exploration or development stage of $(109,725).

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

INDEX TO FINANCIAL STATEMENTS

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

                                                                                                          Fax 801-262-3978

Board of Directors

Geopulse Exploration Inc.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Geopulse Exploration Inc. at January 31, 2010 and 2009  and the statement of operations,  stockholders' equity, and cash flows for the years ended January 31, 2010 and 2009 and the period August 13, 2004 (date of inception) to January 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of   Geopulse Exploration Inc.  at January 31, 2010  and  2009 and the  statement of operations, and cash flows for the years ended January 31, 2010 and 2009 and the period August 13, 2004  (date of inception) to January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

March 22, 2010

 /s/ Madsen & Associates, CPA’s Inc.

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

BALANCE SHEET

January 31, 2010 and 2009

	Jan 31,	Jan 31,
	2010	2009

ASSETS
CURRENT ASSETS

Cash	$ 1,174	$ 2,082

Total Current Asset	$ 1,174	$ 2,082

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Note payable - related party	$ -	$ 46,847
Accounts payable	-	6,259

Total Current Liabilities	-	53,106

STOCKHOLDERS’ DEFICIT

Common stock
Authorized 75,000,000 shares at $.001 par value
2,380,000 shares issued	2,380	2,380
Capital in excess of par value	108,519	40,620
Accumulated deficit during pre-exploration stage	(109,725)	(94,024)

Total Stockholders’ Equity	(1,174)	(51,024)

	$ 1,174	$ 2,082

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

STATEMENT OF OPERATIONS

For the Years Ended January 31, 2010 and 2009 and the Period

August 13, 2004 (date of inception) to January 31, 2010

			Inception to
	Jan 31,	Jan 31,	Jan 31,
	2010	2009	2010

REVENUES	$ -	$ -	$ -

EXPENSES

Administrative	15,701	29,464	109,725

NET LOSS	$ (15,701)	$ (29,464)	$ (109,725)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (.01)	$ (.02)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	2,380	2,380

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period August 13, 2004 (date of inception ) to January 31, 2010

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Earnings

Balance January 13, 2004	-	$ -	$ -	$ -

Net operating loss for the period ended
January 31, 2005	-	-	-	(4,415)

Issuance of common stock for cash -
November 2005	1,900,000	1,900	17,100	-

Issuance of common stock for cash
January 2006	480,000	480	23,520	-

Net operating loss for the year ended
January 31, 2006	-	-	-	(3,264)

Net operating loss for the year ended
January 31, 2007	-	-	-	(10,976)

Net operating loss for the year ended
January 31, 2008	-	-	-	(45,905)

Balance January 31, 2008	2,380,000	2,380	40,620	(64,560)

Net operating loss for the year ended
January 31, 2009	-	-	-	(29,464)

Balance January 31, 2009	2,380,000	$ 2,380	$ 40,620	$ (94,024)

Contribution to capital-
Payment of debt by related parties	-	-	67,899	-

Net operating loss for the year ended
January 31, 2010	-	-	-	(15,701)

Balance January 31, 2010	2,380,000	$2,380	$108,519	$(109,725)

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Pre-Exploration  Stage Company )

STATEMENT OF CASH FLOWS

For the Years Ended January 31, 2010 and 2009 and the Period

August 13, 2004 (date of inception) to January 31, 2010

			Inception to
	Jan 31,	Jan 31,	Jan 31,
	2010	2009	2010

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$ (15,701)	$ (29,464)	$ (109,725)

Adjustments to reconcile net loss to
net cash provided by operating
activities

Change in accounts payable	-	4,671	-

Net Cash Flows Used in Operations	(15,701)	(24,793)	(109,725)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Contributions to capital – related parties	14,793		67,899
Proceeds from loans - related party	-	16,012	-
Proceeds from issuance of capital stock	-	-	43,000

Net Change in Cash	(908)	(8,781)	1,174
Cash at Beginning of Period	2,082	10,863	-

Cash at End of Period	$ 1,174	$ 2,082	$ 1,174

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

On January 31, 2010, the Company had a net operating loss available for carry forward of $109,725. The income tax benefit of approximately $33,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire in 2030.

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

Estimates and Assumptions

Management uses estimates and assumptions inpreparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities ,the disclosures of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 51% of the outstanding common stock of the Company, and during January 2010, former officers and directors assumed and paid $67,899 due by the Company. During February 2010 there was a sale of stock by the former officers-directors to the new officers-directors. (See note 6).

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

6.  SUBSEQUENT EVENTS

On February 1, 2010 Belmont Partners, LLC acquired 1,216,000 common shares of the Company from stockholders of the Company. Following the transaction, Belmont Partners, LLC controlled approximately 51% of the Company’s outstanding capital stock.

On February 1, 2010, Joseph Meuse was appointed to the Board of Directors as well as President of the Company. On the same date, Zhipeng Cai resigned from all positions held in the Company.

Further on February 1, 2010 Massimiliano Farneti acquired the 1,216,000 shares of the Company’s common stock from Belmont Partners, LLC. Following the transaction, Mr. Farneti controlled approximately 51% of the Company’s outstanding capital stock.

On February 1, 2010, Massimiliano Farneti was appointed to the Board of Directors as well as the President of the Company. On February 8, 2010, Joseph Meuse resigned as President and Director of the Company.

Geopulse Explorations, Inc. intends to facilitate a merger or combinational transaction which will change the Company’s business model and strategy.

No other material subsequent event has occurred to the date of this report.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of January 31, 2010, the Company's internal control over financial reporting was effective.

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

Our executive officers and directors and their respective ages and positions as of the date of filing of this report on Form 10-K are as follows:

Name	Age	Position

Massimiliano Farneti	39	President, Director, CEO, CFO and Secretary

Biographical Information

Massimiliano Farneti

Mr. Farneti is an Italian businessman with close to twenty years of corporate and engineering experience. He has been involved in both public and private companies throughout Europe and North America. He has a degree in Mechanical Engineering.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information with respect to the compensation we paid to our officers and directors during the fiscal years ended January 31, 2009 and 2008:

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual	Restricted	Securities
				Compen-	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compen-
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	sation ($)

Massimiliano Farneti	2010	0	0	0	0	0	0	0
Zhipeng Cai (1)	2009	0	0	0	0	0	0	0

[1]

Mr. Cai was appointed as an officer on May 1, 2008. .

[2]

On February 1, 2010, Massimiliano Farneti was appointed to the Board of Directors as well as the President of the Company.

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

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total Compensation
Massimiliano Farneti	--	--	--	--	--	--	--

[1]Mr. Farneti was appointed as a Director on February 1, 2010

Employment Agreements

We do not have any employment agreements with any officers or employees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock  as of January 31, 2010. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 2,380,000 shares outstanding on January 31, 2010.

Name and Address	Number of Shares Beneficially Owned	Percent of Classs
Massimiliano Farneti 601 Union Square, Suite 4200, Seattle WA 98101	1,216,000	51.09%
All Officers and Directors as a Group (1 in number)	1,216,000	51.09%

 (1) This person is an officer and director of the Company as of the date of filing of this report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On January 31, 2007 the Company entered into a shareholder loan agreement with two shareholders of the Company in the amount of $30,000.  The loan has a term of one year and bears interest at 10% per annum.  The loan may be extended on the same terms and conditions as specified in the original agreement any time on or before January 31, 2010. The company my prepay this loan in whole or in part from time to time without penalty or premium. All payments shall first be credited on a pro rata basis to the outstanding interest with the balance, if any, credited on a pro rata basis to the outstanding principal. The entire principal and interest balance, if not paid sooner, is due in full on January 31, 2010. As of January 31, 2010, the shareholder loan was  paid in full.

On July 31, 2008, the Company entered into a shareholder loan agreement with two shareholders of the Company in the amount of $10,000.  The loan has a term of one year and bears interest at 10% per annum.  The loan may be extended on the same terms and conditions as specified in the original agreement any time on or before July 31, 2010. The company my prepay this loan in whole or in part from time to time without penalty or premium. All payments shall first be credited on a pro rata basis to the outstanding interest with the balance, if any, credited on a pro rata basis to the outstanding principal. The entire principal and interest balance, if not paid sooner, is due in full on July 31, 2010.  As of January 31, 2010, the shareholder loan was paid in full.

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

Based upon the foregoing criteria, Mr. Farneti may not be considered to be an independent director because he is also currently an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Madsen & Associates, CPA’s, Inc., for audit of the Company's financial statements were $5,625 for the fiscal year ended January 31, 2010 and $0.00 for the fiscal year ended January 31, 2009.

Audit Related Fees

(2)

Madsen & Associates, CPA’s, Inc., did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by Madsen & Associates, CPA’s, Inc., for tax compliance, advice and planning were $0.00 for the fiscal year ended January 31, 2010 and $0.00 for the fiscal year ended January 31, 2009.

All Other Fees

(4)

Madsen & Associates, CPA’s, Inc., did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

Audit Committees Pre-approval Policies and Procedures

(5)

Geopulse Exploration, Inc. does not have a separate audit committee.  The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended January 31, 2010.

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

By:  /S/ Massimiliano Farneti

Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: April 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Massimiliano Farneti

Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: April 2, 2010