Form 10-Q
period 2010-04-30
Geopulse Exploration Inc.
filed 2010-05-14
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
(206) 652-3310
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

As of May 1, 2010 the Issuer had 2,380,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Geopulse Exploration, Inc. (the "Company" “We” or the “Registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on  April 2, 2010.

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration or Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2010

PAGE
BALANCE SHEETS	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF CASH FLOWS	5
NOTES TO THE FINANCIAL STATEMENTS	6-8

GEOPULSE EXPLORATION INC.
(Development Stage Company )
BALANCE SHEETS

	April 30	January 31
	2010	2010
ASSETS
CURRENT ASSETS

Cash	$ 275	$ 1,174

Total Current Assets	$ 275	$ 1,174

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Loans payable - related party	$ 1,026	$ -
Accounts payable	5,625	-

	6,651	-

STOCKHOLDERS’ EQUITY

Common stock
Authorized 75,000,000 shares at $.001 par value
2,380,000 shares issued	2,380	2,380
Capital in excess of par value	108,519	108,519
Accumulated deficit during development stage	(117,275)	(109,725)

Total Stockholders’ Equity	(6,376)	1,174

	$ 275	$ 1,174

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Development Stage Company )
STATEMENT OF OPERATIONS
For the Three Months Ended April 30, 2010 and 2009 and the Period
August 13, 2004 (date of inception) to April 30, 2010

			Inception to
	April 30	April 30	April 30
	2010	2009	2010

REVENUES	$ -	$ -	$ -
EXPENSES

Administrative	7,550	6,741	117,275

NET LOSS	$ (7,550)	$ (6,741)	$ (117,275)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (.01)	$ (.02)

AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)

Basic	2,380	2,380

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Development Stage Company )
STATEMENT OF CASH FLOWS
For the Three Months Ended April 30, 2010 and 2009 and the Period
August 13, 2004 (date of inception) to April 30, 2010

			Inception to
	April 30	April 30	April 30
	2010	2009	2010

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$ (7,550)	$ (6,741)	$ (117,275)
Adjustments to reconcile net loss to net cash provided by operating activities

Change in accounts payable	5,625	3,495	5,625

Net Cash Flows Used in Operations	(1,925)	(3,246)	(111,650)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contributions to capital - related parties	-	-	67,899
Proceeds from loans - related parties	1,026	4,053	1,026
Proceeds from issuance of capital stock	-	-	43,000

Net Change in Cash	(899)	807	275

Cash at Beginning of Period

Cash at End of Period	$ 275	$ 2,889	$ 275

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS

April 30, 2010

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 13, 2004 with authorized common stock of 75,000,000 at $.001 par value.

The Company was organized for the purpose of acquiring and developing mineral claims.  At the report date mineral claims had been acquired, however, they have expired and the Company does not intend to pursue further mineral claims activity and is currently looking for other business opportunities.  The Company is considered to be in the developmental stage.

The Company intends to facilitate a merger or combinational transaction which will change the Company’s business model and strategy.

2.

SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 30, 2010, the Company had a net operating loss available for carryforward of $ 117,275.  The income tax benefit of approximately $ 35,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire in 2031.

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 29% of the outstanding common stock and have assumed and paid $ 67,899 due by the Company.

On February 1, 2010 Belmont Partners, LLC acquired 1,216,000 common shares of the Company   from stockholders of the Company.  Following the transaction, Belmont Partners, LLC controlled approximately 51 % of the Company’s outstanding capital stock.

On February 1, 2010, Joseph Meuse was appointed to the Board of Directors as well as President of the Company.  On the same date, Zhipeng Cai resigned from all positions held in the Company.

Further on February 1, 2010 Massimiliano Farneti acquired the 1,216,000 shares of the Company’s common stock from Belmont Partners, LLC.  Following the transaction, Mr. Farneti controlled approximately 51 % of the Company’s outstanding capital stock.

On February 1, 2010, Massimiliano Farneti was appointed to the Board of Directors as well as President of the Company.  On February 8, 2010, Joseph Meuse resigned as President and Director of the Company.

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

6.  SUBSEQUENT  EVENTS

No material subsequent event has occurred to the date of this report.

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

As disclosed on Form 8-K filed with the Securities and Exchange Commission on February 3, 2010, on February 1, 2010, there was a change of control of the Registrant, and also a change in management of the Registrant.

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

As of the date of this report on Form 10-Q, we have had preliminary discussions with third parties regarding completion of a business combination transaction.  But, we have not entered into any contractual agreements for completion of a business combination transaction, and there is no assurance that we will be able to locate a suitable acquisition candidate and obtain the financing which may be necessary to complete a business combination transaction.  Accordingly, there is no assurance that we will be able to complete a business combination transaction.

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

Liquidity and Capital Resources

As of April 30, 2010, the Company is in the development stage.  As of April 30, 2010, the Company’s balance sheet reflects total assets of $275, all in the form of cash, and total current liabilities of $6,651. We currently have a deficit accumulated in the exploration or development stage of $(117,275).

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED).

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

Date:  May 13, 2010