Form 10-Q
period 2010-07-31
Geopulse Exploration Inc.
filed 2010-08-12
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-137519

GEOPULSE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2815911
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
6565 Americas Parkway NE, Suite 200 Albuquerque, NM 87110
(Address of principal executive offices)
(505) 563-5787
(Registrant’s telephone number, including area code)
601 Union Square, Suite 4200 Seattle WA 98101
Former name, former address and former fiscal year, if changed since last report

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

As of July 31, 2010 the Issuer had 12,380,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Geopulse Exploration, Inc. (the "Company" “We” or the “Registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on  April 2, 2010.

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration or Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2010

PAGE
BALANCE SHEETS	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF CASH FLOWS	5
NOTES TO THE FINANCIAL STATEMENTS	6-8

GEOPULSE EXPLORATION INC.
(Development Stage Company )
BALANCE SHEETS

	July 31	January 31
	2010	2010
ASSETS
CURRENT ASSETS

Cash	$ 9,574	$ 1,174

Total Current Assets	$ 9,574	$ 1,174

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Loans payable - related party	$ 1,026	$ -

Total Current Liabilities	1,026	-

STOCKHOLDERS’ EQUITY

Common stock
Authorized 1,000,000,000 shares at $.001 par value
12,380,000 shares issued on July 31, - 2,380,000 on Jan 31	12,380	2,380
Capital in excess of par value	118,492	108,519
Accumulated deficit during development stage	(122,324)	(109,725)

Total Stockholders’ Equity	8,548	1,174

	$ 9,574	$ 1,174

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Development Stage Company )
STATEMENT OF OPERATIONS
For the Three and Six Months Ended July 31, 2010 and 2009 and the Period
August 13, 2004 (date of inception) to July 31, 2010

	Three Months		Six Months
	Jul 31,	Jul 31,	Jul 31,	Jul 31,	Inception to
	2010	2009	2010	2009	Jul 31, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Administrative	5,049	794	12,599	7,535	122,324

NET LOSS	$ (5,049)	$ (794)	$ (12,599)	$ (7,535)	$ (122,324)

NET LOSS PER COMMON SHARE

Basic and diluted	$ -	$ -	$ -	$ -

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	7,380	2,380	4,880	2,380

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Development Stage Company )
STATEMENT OF CASH FLOWS
For the Six Months Ended July 31, 2010 and 2009 and the Period
August 13, 2004 (date of inception) to July 31, 2010

			Inception to
	Jul 31,	Jul 31,	Jul 31,
	2010	2009	2010

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$ (12,599)	$ (7,535)	$ (122,324)
Adjustments to reconcile net loss to net cash provided by operating activities

Change in accounts payable	-	4,260	-

Net Cash Flows Used in Operations	(12,599)	(3,275)	(122,324)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contributions to capital - related parties	-	-	67,899
Proceeds from loans - related parties	1,026	4,053	1,026
Proceeds from issuance of capital stock	19,973	-	62,973

Net Change in Cash	8,400	778	9,574

Cash at Beginning of Period	1,174	2,082	-

Cash at End of Period	$ 9,574	$ 2,860	$ 9,574

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS

April 30, 2010

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 13, 2004 with authorized common stock of 75,000,000 at $.001 par value. On June 14, 2010 the authorized common stock was increased to 1,000,000,000 shares at the a par value of $.001

The Company was organized for the purpose of acquiring and developing mineral claims.  At the report date mineral claims had been acquired, however, they have expired and the Company does not intend to pursue further mineral claims activity and is currently looking for other business opportunities.  The Company is considered to be in the developmental stage.

The Company intends to facilitate a merger or combination transaction which will change the Company’s business model and strategy.

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

On July 31, 2010, the Company had a net operating loss available for carryforward of $ 122,351.  The income tax benefit of approximately $ 36,700 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire in 2031.

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

3.  CAPITAL STOCK

During 2005 and 2006 the Company issued 1,900,000 common shares for $ 19,000 and 480,000 common shares for $ 24,000. During May 2010 the Company issued 10,000,000 common shares for $19,973.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 91% of the outstanding common stock and during 2009 paid debt due by the Company of $ 67,899.

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

Liquidity and Capital Resources

As of July 31, 2010, the Company is in the development stage.  As of July 31, 2010, the Company’s balance sheet reflects total assets of $9,574, all in the form of cash, and total current liabilities of $1,026.   We currently have a deficit accumulated in the exploration or development stage of $(122,327).

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended July 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As reported in a filing on Form 8-K dated May 25, 2010, which was the SEC effective as of August 2, 2010, on May 25, 2010, the Board of Directors of Geopulse Exploration, Inc., (the “Registrant”) authorized the issuance of 10,000,000 shares of the Registrant’s common stock to Massimiliano Farneti, the Registrant’s sole officer and director.  The shares were issued upon conversion of a $20,000 promissory note held by Mr. Farneti, and were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.  No underwriters were

used, nor were any brokerage commissions paid in connection with the above share issuance.   The Registrant has the right to redeem the shares at any time prior to their sale or disposition by Mr. Farneti, for a redemption price equal to $20,000 plus interest of 10% per annum.

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

Date:  August 12, 2010