Form 10-Q
period 2010-10-31
Geopulse Exploration Inc.
filed 2010-11-17
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of October 31, 2010 the Issuer had 12,380,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements included herein have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2010 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Commission on April 2, 2010. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration or Development Stage Company)

FINANCIAL STATEMENTS

Period Ended

October 31, 2010

PAGE
BALANCE SHEETS	4
STATEMENTS OF OPERATIONS	5
STATEMENTS OF CASH FLOWS	6
NOTES TO THE FINANCIAL STATEMENTS	7-10

GEOPULSE EXPLORATION INC.
(Development Stage Company )
BALANCE SHEETS

	(UNAUDITED)
	October 31,	January 31,
	2010	2010

ASSETS
CURRENT ASSETS

Cash	$6,983	$1,174

Total Current Assets	$6,983	$1,174

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$1,425	$-
Advances from related parties	1,026	-

Total Current Liabilities	2,451	-

STOCKHOLDERS’ EQUITY

Common stock
Authorized 75,000,000 shares at $.001 par value
12,380,000 shares issued on Oct 31,- 2,380,000 on Jan 31, 2010	1 2,380	2,380
Capital in excess of par value	118,492	108,519
Accumulated deficit during development stage	(126,340)	(109,725)

Total Stockholders’ Equity	4,532	1,174

	$6,983	$1,174

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Development Stage Company )
STATEMENT OF OPERATIONS
For the Three and Nine Months Ended October 31, 2010 and 2009 and the Period
August 13, 2004 (date of inception) to October 31, 2010
(UNAUDITED)

					Aug. 13, 2004
					(Inception) to
	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	4,016	798	16,615	8,333	126,340

NET LOSS	$(4,016)	$(798)	$(16,615)	$(8,333)	$(126,340)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic and diluted	6,838	2,380	12,380	2,380

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
( Development Stage Company )
STATEMENT OF CASH FLOWS
For the Nine Months Ended October 31, 2010 and 2009 and the Period
August 13, 2004 (date of inception) to October 31, 2010
(UNAUDITED)

			Inception to
	Oct. 31,	Oct. 31,	Oct. 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,615)	$(8,333)	$(126,340)

Adjustments to reconcile net loss to net cash provided by operating activities

Change in accounts payable	1,425	3,427	1,425

Net Cash Flows Used in Operations	(15,190)	(4,906)	(124,915)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contributions to capital - related parties	-	4,053	67,899
Advances from related parties	1,026	-	1,026
Proceeds from issuance of capital stock	19,973	-	62,973

Net Change in Cash	5,809	(853)	6,983
Cash at Beginning of Period	1,174	2,082	-

Cash at End of Period	$6,983	$1,229	$6,983

The accompanying notes are an integral part of these financial statements

GEOPULSE  EXPLORATION  INC.

( Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS

October 31, 2010

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

The Company intends to facilitate a merger or other transaction which will change the Company’s business model and strategy.

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

On October 31, 2010, the Company had a net operating loss available for carryforward of $126,340.  The income tax benefit of approximately $ 37,900 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will begin to expire in 2024.

GEOPULSE  EXPLORATION  INC.

( Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS - continued

October 31, 2010

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

Unproven Mining Claim Costs

The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of future costs cannot be made.

GEOPULSE  EXPLORATION  INC.

( Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS - continued

October 31, 2010

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

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  CAPITAL STOCK

During 2005 and 2006 the Company issued 1,900,000 common shares for $ 19,000 and 480,000 common shares for $24,000. During May 2010 the Company issued 10,000,000 common shares for $19,973.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 84% of the outstanding common stock and during 2009 paid debt due by the Company of $67,899 and have made no interest advances to the Company of $1,026.

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

October 31, 2010

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

6.  SUBSEQUENT  EVENTS

Subsequent events have been evaluated through November 12, 2010.

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

Liquidity and Capital Resources

As of October 31, 2010, the Company is in the development stage.  As of October 31, 2010, the Company’s balance sheet reflects total assets of $6,983, all in the form of cash, and total current liabilities of $2,451.   We currently have a deficit accumulated in the exploration or development stage of $(126,340).

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

None

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

Date:  November 16, 2010