Form 10-K
period 2011-01-31
Geopulse Exploration Inc.
filed 2011-03-10
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GEOPULSE EXPLORATION, INC

(Name of small business in its charter)

Nevada	000-54141	20-2815911
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

6565 Americas Parkway NE Suite 200 Albuquerque, NM 87110
(Address of principal executive offices)
Registrant’s telephone number, including area code: (505) 563-5787

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of January 31, 2011, the Company had 136,180,000 shares issued and outstanding.

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

SUBSEQUENT EVENTS

As reported in a Current Report on Form 8-K filed with the SEC on February 25, 2011, subsequent to the end of the fiscal year, on February 22, 2011, the Company acquired metalliferouse mineral lease rights to two parcels of land in Utah.  One lease covers a 640 acre parcel of land located in Section 16, Township T30S, Range25E, SLB Meridian located in San Juan County, Utah, and the other lease covers a 340 acre parcel of land located in Section 16, Township 29 South, Range 26, East, SLB Meridian located in San Juan County, Utah.

Our plan of operations is now to pursue exploration activities on the mineral leases with a view to exploiting any mineral deposits that we discover which demonstrate economic feasibility. However, because we have never received any revenue from operations, we will be dependent upon financing to pursue exploration activities.

As also reported in our Current Report on Form 8-K filed with the SEC on February 25, 2011, subsequent to the end of the fiscal year, on February 22, 2011, the Company entered into a line of credit agreement with Rampoldi, Inc. (the “Rampoldi”) for a Line of Credit totaling $250,000.  Pursuant to the terms of the Line of Credit, Rampolidi will provide the Company with cash advances as requested by the Company, in an aggregate amount up to $250,000.  The cash advances will bear interest at a rate of 10% per annum beginning on the date the proceeds of each cash advance are delivered to the Company.  The line of credit agreement also contains a conversion feature, wherein Rampoldi can convert the related outstanding debt to common stock of the Company at a conversion price of $.07 per share upon not less than four (4) months prior notice to the Company.  During the four (4) month period following receipt of a notice of election to convert, the Company has the option to pay the outstanding debt in full and thereby issuance of shares upon conversion.    The proceeds of the cash advances from the line of credit are intended to be used for operating capital of the Company, and accordingly, may be used for payment of exploration expenses.

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

ITEM 2.

 PROPERTIES.

Our executive offices are located at 6565 Americas Avenue, Suite 200, Albuquerque,  New Mexico. These offices are suitable for our current needs, and we will use these offices for the foreseeable future.

On February 22, 2011, subsequent to the end of the fiscal year, the Company acquired metalliferouse mineral lease rights to two parcels of land in Utah.  One lease covers a 640 acre parcel of land located in Section 16, Township T30S, Range25E, SLB Meridian located in San Juan County, Utah, and the other lease covers a 340 acre parcel of land located in Section 16, Township 29 South, Range 26, East, SLB Meridian located in San Juan County, Utah.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Our shares are approved for trading on the OTC Bulletin Board under the symbol, GPLS.OB.  Priced quotations for our stock were not entered until December 31, 2007.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years ended January 31, 2011.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2011 Fiscal Year:
April 30, 2010	0.0318	0.0318
July 31, 2010	0.0909	0.0909
October 31, 2010	0.10	0.10
January 31, 2011	0.105	0.10

2010 Fiscal Year:
April 30, 2009	0.0318	0.0318
July 31, 2009	0.0318	0.0318
October 31, 2009	0.0318	0.0318
January 31, 2010	0.0318	0.0318

On January 31, 2011, the closing bid price for our stock was $0.10.

There are currently no outstanding options or warrants to purchase, or security convertible into, our common shares.  We are not publicly offering and not proposing to publicly offer any common shares.

Our outstanding common shares are held by 3 shareholders of record, one of which is CEDE & Co, which is the holder of record of shares held in street name.

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

Plan of Operation

Geopulse Exploration, Inc. (the “Company” or “We”) was incorporated on August 13, 2004 under the laws of the state of Nevada. We are a pre-exploration stage company and are currently seeking business opportunities.

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

Liquidity and Capital Resources

As of January 31, 2011, the Company is in the pre-exploration stage.  As of January 31, 2011, the Company’s balance sheet reflects total assets of $4,472, all in the form of cash, and total current liabilities of $4,759.   We currently have a deficit accumulated in the pre-exploration stage of $(131,159).

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

On February 22, 2011, subsequent to the end of the fiscal year we entered into a line of credit agreement with Rampoldi, Inc. (the “Rampoldi”) for a Line of Credit totaling $250,000.  Pursuant to the terms of the Line of Credit, Rampolidi will provide the Company with cash advances as requested by the Company, in an aggregate amount up to $250,000.  The cash advances will bear interest at a rate of 10% per annum beginning on the date the proceeds of each cash advance are delivered to the Company. The proceeds of the cash advances are intended to be used for operating capital of the Company.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements of the Company provide the information required by Article 8 of Regulation S-X.

GEOPULSE EXPLORATION, INC. Financial Statements For The Years Ended January 31, 2011 and 2010 (With Report of Independent Registered Public Accounting Firm Thereon)

GEOPULSE EXPLORATION, INC.

INDEX TO FINANCIAL STATEMENTS

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and

Stockholders of Geopulse Exploration Inc.

(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Geopulse Exploration Inc. (a Pre-Exploration Stage Company) (The Company) as of January 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2011, and for the period August 13, 2004 (date of inception) to January 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geopulse Exploration Inc. (a Pre-Exploration Stage Company) as of January 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2011, and the period August 13 2004 (date of inception) to January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”

Salt Lake City, Utah

February 25, 2011

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	January 31, 2011	January 31, 2010
ASSETS
Current Assets:
Cash	$4,472	$1,174

Total Current Assets	4,472	1,174

TOTAL ASSETS	$4,472	$1,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Advances - related party	$1,026	$-
Accounts payable and accrued expenses	3,733	-

TOTAL CURRENT LIABILITIES	4,759	-

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 136,180,000 and 26,180,000 shares issued and outstanding at January 31, 2011 and 2010, respectively	136,180	26,180
Additional paid in capital	(5,308)	84,719
Deficit accumulated during the Pre-Exploration Stage	(131,159)	(109,725)
TOTAL STOCKHOLDERS’ EQUITY	(287)	1,174

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,472	$1,174

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	From Inception (August 13, 2004) to
	January 31, 2011	January 31, 2010	January 31, 2010

Revenues	$-	$-	$-

General and Administrative	21,434	15,701	131,159
Total operating expenses	21,434	15,701	131,159

Net loss	(21,434)	(15,701)	(131,159)

Weighted average number of shares outstanding - basic and diluted	108,680,000	26,180,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock 1,000,000,000 shares authorized		Additional Paid-In Capital	Deficit accumulated during Pre-Exploration Stage
	Shares Issued	Par Value $.001 per share			Total
BALANCE, August 13, 2004 (inception)	-	$-	$-	$-	$-
Net loss for period ended January 31, 2005				(4,415)	(4,415)
Issuance of common stock for cash - November 2005	20,900,000	20,900	(1,900)		19,000
Issuance of common stock for cash - January 2006	5,280,000	5,280	18,720		24,000
Net loss for the year ended January 31, 2006				(3,264)	(3,264)
Net loss for the year ended January 31, 2007				(10,976)	(10,976)
Net loss for the year ended January 31, 2008	-	-	-	(45,905)	(45,905)
BALANCE, January 31, 2008	26,180,000	26,180	16,820	(64,560)	(21,560)

Net loss for the year ended January 31, 2009				(29,464)	(29,464)
BALANCE, January 31, 2009	26,180,000	26,180	16,820	(94,024)	(51,024)
Payment of debt by related parties - contribution to capital			67,899		67,899
Net loss for the year ended January 31, 2010	-	-	-	(15,701)	(15,701)
BALANCE, January 31, 2010	26,180,000	26,180	84,719	(109,725)	1,174
Issuance of common stock for cash; May 2010	110,000,000	110,000	(90,027)		19,973
Net loss for the year ended January 31, 2011	-	-	-	(21,434)	(21,434)
BALANCE, January 31, 2011	136,180,000	$136,180	$(5,308)	$(131,159)	$(287)

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

		Year Ended	Year Ended	From Inception (August 13, 2004) to
		January 31, 2011	January 31, 2010	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(21,434)	$(15,701)	$(131,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Net change in accounts payable and accrued expenses		3,733	-	3,733
Net cash (used in) provided by operating activities		(17,701)	(15,701)	(127,426)

CASH FLOWS FROM INVESTING ACTIVITIES:		-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		19,973		62,973
Advances from related parties		1,026	14,793	68,925
Net cash provided by financing activities		20,999	14,793	131,898
				-
CHANGE IN CASH		3,298	(908)	4,472

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		1,174	2,082	-
				-
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$4,472	$1,174	$4,472
				-
Supplemental disclosures of cash flow information:				-
Cash paid for income taxes		$-	$-	$-
Cash paid for interest expense		$-	$-	$-

Supplemental disclosure of non cash financing activities:
Payment of Company debt by officers and directors	$		$67,899	$67,899

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2011

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 13, 2004.

The Company was organized for the purpose of acquiring and developing mineral claims. During fiscal year 2011, the Company’s previous mining claims lapsed, and the Company shifted its business model to look for merger possibilities, and thus entered the Development Stage. Subsequent to January 31, 2011, the Company acquired two mining claims, and is now considered to be a pre-exploration stage company.

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

On January 31, 2011, the Company had a net operating loss carryforward of $ 131,159.  The income tax benefit of approximately $ 45,000 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating loss will begin to expire in 2024.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The reporting and functional currency is US dollars.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  CAPITAL STOCK

During 2005 and 2006 the Company issued 20,900,000 common shares for $19,000 and 5,280,000 common shares for $24,000.

On May 24, 2010, the Company issued 110,000,000 common shares to its CEO for cash of $19,973.

On June 7, 2010, the Company increased the number of its authorized common shares of stock to 1,000,000,000 shares.

On December 13, 2010, the Company approved an 11 for 1 forward stock split. All share references in these financial statements have been retroactively adjusted for this stock split.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer of the Company has acquired 91% of the Company’s outstanding common stock. Previous officers and directors have paid Company debt of $ 67,899.

During the last quarter of 2009 there was a sale of stock by the former officers-directors to the new officers-directors.

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

6.  SUBSEQUENT EVENTS

On February 22, 2011, the Company acquired metalliferouse mineral lease rights to two parcels of land in Utah.  One lease covers a 640 acre parcel of land located in Section 16, Township T30S, Range25E, SLB Meridian located in San Juan County, Utah, and the other lease covers a 340 acre parcel of land located in Section 16, Township 29 South, Range 26, East, SLB Meridian located in San Juan County, Utah.

On February 22, 2011, the Company entered into a line of credit agreement with Rampoldi, Inc. (the “Rampoldi”) for a Line of Credit totaling $250,000.  Pursuant to the terms of the Line of Credit, Rampolidi will provide the Company with cash advances as requested by the Company, in an aggregate amount up to $250,000.  The cash advances will bear interest at a rate of 10% per annum beginning on the date the proceeds of each cash advance are delivered to the Company. The line of credit agreement also contains a conversion feature, wherein Rampoldi can convert the related outstanding debt to common stock of the Company at a conversion price of $.07 per share upon not less than four (4) months prior notice to the Company.  During the four (4) month period following receipt of a notice of election to convert, the Company has the option to pay the outstanding debt in full.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of January 31, 2011, the Company's internal control over financial reporting was effective.

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

Our executive officers and directors and their respective ages and positions as of the date of filing of this report on Form 10-K are as follows:

Name	Age	Position

Massimiliano Farneti	40	President, Director, CEO, CFO and Secretary

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

Directorships

The Company’s sole officer and director, Massimiliano Farneti, also serves as a director of Wild Brush Energy, Inc., whose shares trade publicly under the symbol WBRE.PK.   This company is not currently subject to reporting requirements under the Securities Exchange Act of 1934.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of Janaury 31, 2011, and as of the date of filing of this report on Form 10K,  all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee Expert

The Company does not have an Audit Committee.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information with respect to the compensation we paid to our officers and directors during the fiscal years ended January 31, 2011 and 2010:

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual	Restricted	Securities
				Compen-	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compen-
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	sation ($)

Massimiliano Farneti (1)	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

[1]

Mr. Farneti was appointed as an officer and director of the Company on February 1, 2010.

Future compensation of officers will be determined by the Board of Directors based upon the financial condition, financial requirements and performance of the Company, and individual performance of each officer.

Director Compensation

At this time, no compensation has been scheduled for members of the Board of Directors or officers, and no compensation has been paid for the last year. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company  in all capacities for the fiscal year ended January 31, 2011.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total Compensation
Massimiliano Farneti (1)	--	--	--	--	--	--	--

[1]Mr. Farneti was appointed as a Director on February 1, 2010

Employment Agreements

We do not have any employment agreements with any officers or employees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of January 31, 2011. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 136,1

80,000 shares outstanding on January 31, 2011.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Massimiliano Farneti 6565 Americas Parkway NE, Suite 200, Albuquerque, NM 87110	123,376,000	90.60%
All Officers and Directors as a Group (1 in number)		90.60%

 (1) This person is an officer and director of the Company as of the date of filing of this report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On May 25, 2010, the Company’s Board of Directors authorized the issuance of 10,000,000 shares (pre-forward stock split) of the Company’s common stock to Massimiliano Farneti, the sole officer and director.  The shares were purchased at a price of $0.002 per share pursuant to the terms of a Common Stock Purchase Agreement.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Madsen & Associates, CPA’s, Inc., for audit of the Company's financial statements were $5,750 for the fiscal year ended January 31, 2011 and $5,625 for the fiscal year ended January 31, 2010.

Audit Related Fees

(2)

Madsen & Associates, CPA’s, Inc., did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended January 31, 2011 and 2010.

Tax Fees

(3)

The aggregate fees billed by Madsen & Associates, CPA’s, Inc., for tax compliance, advice and planning were $0.00 for the fiscal year ended January 31, 2011 and $0.00 for the fiscal year ended January 31, 2010.

All Other Fees

(4)

Madsen & Associates, CPA’s, Inc., did not bill the Company for any products and services other than the foregoing during the fiscal years ended January 21, 2011 and 2010.

Audit Committees Pre-approval Policies and Procedures

(5)

Geopulse Exploration, Inc. does not have a separate audit committee.  The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended January 31, 2011.

(b)

Exhibits.

3(i)	Articles of Incorporation (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

3(ii)	Bylaws (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

10.1	Absolute Bill of Sale dated August 13, 2004 (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

10.2	Shareholder Loan Agreement dated January 31, 2008, between Geopulse, Tianying Zheng and Zhiquan Cai (incorporated by reference from Current Report on Form 8-K dated January 31, 2008

10.3	Lease Application 1- Metalliferous Mineral Lease Application (incorporated by reference from Current Report on Form 8-K dated February 22, 2011)

10.4	Lease Application 2 – Metalliferous Mineral Lease Application (incorporated by reference from Current Report on Form 8-K dated February 22, 2011)

10.5	Line of Credit Agreement dated February 22, 2011, by and between Geopulse, Inc., and Rampoldi, Inc. (incorporated by reference from Current Report on Form 8-K dated February 22, 2011)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Massimiliano Farneti

Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: March 9, 2011