Form 10-Q
period 2011-04-30
Geopulse Exploration Inc.
filed 2011-06-06
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number:  000-54141

GEOPULSE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2815911
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

As of April 30, 2011 the Issuer had 136,180,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements included herein have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2011 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Commission on March 10, 2011. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration Stage Company)

FINANCIAL STATEMENTS

Period Ended

April 30, 2011

PAGE
BALANCE SHEETS	4
STATEMENTS OF OPERATIONS	5
STATEMENTS OF CASH FLOWS	6-7
NOTES TO THE FINANCIAL STATEMENTS	8-10

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	April 30, 2011	January 31, 2011
ASSETS
Current Assets:
Cash	$19,435	$4,472

Total Current Assets	19,435	4,472

TOTAL ASSETS	$19,435	$4,472

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Advances - related party	$1,026	$1,026
Accounts payable and accrued expenses	8,463	3,733
Note payable	20,000	-

TOTAL CURRENT LIABILITIES	29,489	4,759

Commitments and contingencies	-	-

Stockholders’ Deficiency:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 136,180,000 shares issued and outstanding at April 30, 2011 and January 31, 2011, respectively	136,180	136,180
Additional paid in capital	(5,308)	(5,308)
Deficit accumulated during the Pre-Exploration Stage	(140,926)	(131,159)
TOTAL STOCKHOLDERS’ DEFICIENCY	(10,054)	(287)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$19,435	$4,472

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the three months ended		From Inception (August 13, 2004) to
	April 30, 2011	April 30, 2010	April 30, 2011

Revenues	$-	$-	$-

Expenses
General and administrative	9,433	7,550	140,592
Net Loss from Operations	(9,433)	(7,550)	(140,592)

Other Expenses
Interest Expense	(334)	-	(334)

Net Loss	(9,767)	(7,550)	(140,926)

Weighted average number of shares outstanding - basic and diluted	136,180,000	26,180,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the three months ended		From Inception (August 13, 2004) to
	April 30, 2011	April 30, 2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,767)	$(7,550)	$(140,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,730	5,625	8,463
Net cash (used in) provided by operating activities	(5,037)	(1,925)	(132,463)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	62,973
Proceeds from note payable	20,000	-	20,000
Advances from related parties	-	1,026	68,925
Net cash provided by financing activities	20,000	1,026	151,898
			-
CHANGE IN CASH	14,963	(899)	19,435

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,472	1,174	-
			-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,435	$275	$19,435
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

Supplemental disclosure of non cash financing activities:
Payment of Company debt by officers and directors	$-	$-	$67,899

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2011

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

Accounting Method

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

On April 30, 2011, the Company had a net operating loss carryforward of $ 140,926.  The income tax benefit of approximately $ 49,000 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating loss will begin to expire in 2024.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTE PAYABLE

The Company completed a line of credit agreement to borrow up to $250,000. The terms of the agreement provide for 10% interest to be accrued from the date of any amounts received with repayment of any amount requested due within four months of the request. If the Company is unable to repay the loan within the four month timeframe, the lender will be allowed to exchange every $.07 of debt into one common share of the Company stock at the election of the lender. As of April 30, 2011, the Company has received $20,000 on this line of credit and has accrued interest payable of $334.

4.  CAPITAL STOCK

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer of the Company has acquired 91% of the Company’s outstanding common stock, and has made advances to the Company of $1,026. These advances are non-interest bearing and payable on demand.

Previous officers and directors have paid Company debt of $67,899.

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

Background

Geopulse Exploration, Inc. was incorporated on August 13, 2004 under the laws of the state of Nevada.  We previously owned one mineral claim known as the CATH 1 Claim, located in British Columbia, Canada.  From the date of our incorporation to the present, we have not received any revenues from operations and we have been dependent upon obtaining financing to pursue exploration activities.   However, we were unable to obtain the necessary financing to pursue exploration activities, and as of October 17, 2008, the CATH 1 Claim expired and we elected not to renew it.

As reported in a Current Report on Form 8-K dated February 22, 2011, on February 22, 2011, the the Director of the State of Utah School and Institutional Trust Lands Administration officially approved the Registrant’s Applications for two metalliferous mineral leases.   Lease Application 1 covers a 640 acre parcel of land located in Section 16, Township T30S, Range25E, SLB Meridian located in San Juan County, Utah.  Lease Application 2 covers a 340 acre parcel of land located in Section 16, Township 29 South, Range 26, East, SLB Meridian located in San Juan County, Utah.  The properties were acquired by the Registrant to expand their asset base and further future possible exploration work.

Metalliferous mineral properties are leased for a 10-year term by competitive filing with the State of Utah, School and Institutional Trust Lands Administration.  Minimum annual rental, regardless of acreage is $500.00 or $1.00 per acre, whichever is larger. The metalliferous mineral leases carry a royalty rate of eight (8%) for fissionable metalliferous minerals and four (4%) for non-fissionable metalliferous minerals.

Plan of Operation

We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our properties, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ending January 31, 2012, our plan of operation is to seek to commence phase one of an exploration program on one or both of our mineral leases.  Phase one of the exploration program is expected to consist of mapping, prospecting and geochemical sampling of the properties.  Following completion of the phase one exploration program we will review the results and any recommendations provided by the consulting geologist and make a determination as to whether to proceed with a second phase of exploration.  If it is determined that the results from the first phase of exploration justify a second phase, it will also be necessary to make a decision regarding the nature and extent of phase two of the exploration program and to establish a budget for the second phase.

Before proceeding with commencement of the proposed phase one exploration program, we intend to obtain an estimate for the cost of completion of such an exploration program.  As of April 30, 2011, we have approximately $19,435 of cash on hand.  However, we believe these funds will be needed to pay basic operating costs and costs associated with preparation and filing of required periodic reports.  Therefore, before proceeding with commencement of the proposed phase one exploration program, we anticipate that we will also need to obtain sufficient additional financing to cover the associated costs.

Liquidity and Capital Resources

As of April 30, 2011, the Company is in the pre-exploration  It’s balance sheet reflects total assets of $19,435, all in the form of cash, and total current liabilities of $29,489.   We currently have a deficit accumulated in the pre-exploration stage of $(140,926).

As reported in a Current Report on Form 8-K dated February 22, 2011, on February 22, 2011, Company entered into an unsecured Line of Credit Agreement (the “Line of Credit”) with Rampoldi, Inc. (the “Rampoldi”) for a Line of Credit totaling $250,000.  Pursuant to the terms of the Line of Credit, Rampolidi will provide the Company with cash advances as requested by the Company, in an aggregate amount up to $250,000.  The cash advances will bear interest at a rate of 10% per annum beginning on the date the proceeds of each cash advance are delivered to the Registrant.  The Line of Credit does not have a set maturity date, but Rampoldi has the right to request repayment of the cash advances at anytime.  In the event Rampoldi requests the repayment of a cash advance, the Company has four months in which to repay the outstanding principal and interest due under such cash advance.  In the event the Company is unable to fulfill any repayment request within the specified four month period, Rampoldi then has the right to elect to convert every $0.07 of outstanding debt due under the cash advance into one share of the Company’s  common stock.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  June 6, 2011