Form 10-Q
period 2011-07-31
Geopulse Exploration Inc.
filed 2011-09-12
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [  ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

As of July 31, 2011 the Issuer had 136,180,000 shares of common stock issued and outstanding.

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

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration Stage Company)

FINANCIAL STATEMENTS

Period Ended

July 31, 2011

PAGE
BALANCE SHEETS	4
STATEMENTS OF OPERATIONS	5
STATEMENTS OF CASH FLOWS	6
NOTES TO THE FINANCIAL STATEMENTS	7 - 9

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS
	(Unaudited)
	July 31, 2011	January 31, 2011
ASSETS
Current Assets:
Cash	$6,250	$4,472

Total Current Assets	6,250	4,472

TOTAL ASSETS	$6,250	$4,472

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Advances - related party	$1,026	$1,026
Accounts payable and accrued expenses	834	3,733
Note payable	20,000	-

TOTAL CURRENT LIABILITIES	21,860	4,759

TOTAL LIABILITIES	21,860	4,759

Commitments and contingencies	-	-

Stockholders’ Deficiency:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 136,180,000 shares issued and outstanding at July 31, 2011 and January 31, 2011, respectively	136,180	136,180
Additional paid in capital	(5,308)	(5,308)
Deficit accumulated during the Pre-Exploration Stage	(146,482)	(131,159)
TOTAL STOCKHOLDERS’ DEFICIENCY	(15,610)	(287)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,250	$4,472

The accompanying notes are an integral part of these financial statements 4

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended			For the six months ended			From Inception (August 13, 2004) to
	July 31, 2011	July 31, 2010		July 31, 2011		July 31, 2010	July 31, 2011

Revenues	$-	$-	$		$		$-

Expenses
General and administrative	1,804	5,049		10,903		12,599	142,062
Impairment loss on mineral claims	3,586	-		3,586			3,586
Net Loss from Operations	5,390	5,049		14,489		12,599	145,648

Other Expenses
Interest Expense	(500)	-		(834)		-	(834)

Net Loss	$(5,890)	$(5,049)		$(15,323)		$(12,599)	$(146,482)

Weighted average number of shares outstanding - basic and diluted	136,180,000	26,180,000		99,513,000		62,847,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)		$(0.00)		$(0.00)

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended		From Inception (August 13, 2004) to
	July 31, 2011	July 31, 2010	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,323)	$(12,599)	$(146,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	3,586		3,586
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,899)	-	834
Net cash (used in) operating activities	(14,636)	(12,599)	(142,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire mineral claims	(3,586)	-	(3,586)
Net cash (used in) investing activities	(3,586)	-	(3,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	19,973	62,973
Proceeds from note payable	20,000	-	20,000
Advances from related parties	-	1,026	68,925
Net cash provided by financing activities	20,000	20,999	151,898

CHANGE IN CASH	1,778	8,400	6,250
CASH AT BEGINNING OF PERIOD	4,472	1,174	-
CASH AT END OF PERIOD	$6,250	$9,574	$6,250

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

Supplemental disclosure of non cash financing activities:
Payment of Company debt by officers and directors	$-	$-	$67,899

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2011

(Unaudited)

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 13, 2004.

The Company was organized for the purpose of acquiring and developing mineral claims. During fiscal year 2011, the Company’s previous mining claims lapsed, and the Company shifted its business model to look for merger possibilities, and thus entered the Development Stage. Subsequent to January 31, 2011, the Company has acquired various mining claims, and is now considered to be a pre-exploration stage company.

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

On July 31, 2011, the Company had a net operating loss carryforward of $ 146,482.  The income tax benefit of approximately $ 50,000 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating loss carryforward, will begin to expire in 2024.

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

3.  MINERAL LEASES

During February and July of 2011, the Company made payments of $1,206 and $2,380, respectively, to acquire mineral leases. The leases acquired in February 2011 have a ten year term and minimum annual rental payments of $500 or $1 per acre, whichever is larger (a total of 980 acres was acquired). The leases acquired in July 2011 have a ten year term and minimum annual rental payments of $4.00 per acre for the first five years and $1.00 per acre for years six through ten (234 acres were acquired). These leases also carry an overriding royalty rate of 5% of the gross value of potash produced. The related $2,380 payment made to acquire these potash leases will be applied to the first year’s minimum annual rental fee.

As of July 31, 2011, the Company determined that the mineral lease acquisition payments were impaired and recorded a related impairment loss of $3,586 in its statement of operations.

4.  NOTE PAYABLE

The Company completed a line of credit agreement to borrow up to $250,000. The terms of the agreement provide for 10% interest to be accrued from the date of any amounts received with repayment of any amount requested due within four months of the request. If the Company is unable to repay the loan within the four month timeframe, the lender will be allowed to exchange every $.07 of debt into one common share of the Company stock at the election of the lender. As of July 31, 2011, the Company has received $20,000 on this line of credit and has accrued interest payable of $834.

5.  COMMON STOCK

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

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer of the Company has acquired 91% of the Company’s outstanding common stock, and has made advances to the Company of $1,026. These advances are non-interest bearing and payable on demand.

Previous officers and directors have paid Company debt of $67,899.

7.  GOING CONCERN

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

8.  SUBSEQUENT EVENTS

As reported in a Current Report on Form 8-K dated August 8, 2011, and filed with the SEC on August 19, 2011, on August 11, 2011, the Registrant entered into a Financing Agreement with Haycliffe, Inc., of Zurich,

Switzerland.  The Financing Agreement is for a term of 90 days.  Under its terms, Haycliffe has agreed to use its best efforts to seek to arrange a financing for the Registrant for a maximum amount of US$25 million and will be entitled to a fee equal to 5% of the gross amount of the financing.   The Financing Agreement provides the Registrant with a right of first refusal regarding the source of the financing which gives it the right to accept or reject any proposed financing based on its source or its terms.

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

As reported in a Current Report on Form 8-K dated February 22, 2011, on February 22, 2011, the Director of the State of Utah School and Institutional Trust Lands Administration officially approved our applications for two metalliferous mineral leases.   Lease Application 1 covers a 640 acre parcel of land located in Section 16, Township T30S, Range25E, SLB Meridian located in San Juan County, Utah.  Lease Application 2 covers a 340 acre parcel of land located in Section 16, Township 29 South, Range 26, East, SLB Meridian located in San Juan County, Utah.  We acquired the properties to expand our asset base and further future possible exploration work.

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

As reported in a Current Report on Form 8-K dated August 8, 2011, on August 8, 2011, the School and Institutional Trust Lands Administration of the State of Utah granted us a potash lease on a 234 acre parcel of land located in San Juan County, Utah.  The lease was granted to us through a competitive bidding process in which sealed bids were submitted.  The lease agreement is for a 10-year term with minimum annual rentals of $4.00 per acre for the first five years.  Commencing with the 6th year, the minimum annual rental rate increases by $1.00 per acre per year.  The lease also provides for an initial royalty rate of 5% of the gross value of potash produced during its term.  The acquisition price we paid was $2,380, which will be applied to the minimum annual rent for the first year of the lease.

Plan of Operation

We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our properties, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ending January 31, 2012, our plan of operation is to seek to commence phase one of an exploration program on one or both of our mineral leases.  Phase one of an exploration program is expected to consist of mapping, prospecting and geochemical sampling of the properties by a consulting geologist.  Following completion of the phase one exploration program we will review the results and any recommendations provided by the consulting geologist and make a determination as to whether to proceed with a second phase of exploration.  If it is determined that the results from the first phase of exploration justify a second phase, it will also be necessary to make a decision regarding the nature and extent of phase two of the exploration program and to establish a budget for the second phase.

For the fiscal year ending January 31, 2012, our plan of operation is also to seek to commence phase one of an exploration program on our potash lease.  Phase one of an exploration program is expected to consist of mapping, prospecting and sampling of the property by a consulting geologist.  Following completion of a   phase one exploration program, we will review the results and any recommendations provided by the consulting geologist and make a determination as to whether to proceed with a second phase of exploration.

Before proceeding with commencement of a proposed phase one exploration program on one or both of our mineral leases, or on our potash lease, we intend to obtain an estimate for the cost of completion of such an exploration program.  As of July 31, 2011, we have approximately $6,250 of cash on hand.  However, we believe these funds will be needed to pay basic operating costs and costs associated with preparation and filing of required periodic reports.  Therefore, before proceeding with commencement of the proposed phase one exploration program, we anticipate that we will also need to obtain sufficient additional financing to cover the associated costs.

Liquidity and Capital Resources

As of July 31, 2011, the Company is in the pre-exploration  Our balance sheet reflects total assets of $6,250, all in the form of cash, and total current liabilities of $21,860.   We currently have a deficit accumulated in the pre-exploration stage of $(146,482).

As reported in a Current Report on Form 8-K dated February 22, 2011, on February 22, 2011, the Company entered into an unsecured Line of Credit Agreement (the “Line of Credit”) with Rampoldi, Inc. (the “Rampoldi”) for a Line of Credit totaling $250,000.  Pursuant to the terms of the Line of Credit, Rampolidi will provide the Company with cash advances as requested by the Company, in an aggregate amount up to $250,000.  The cash advances will bear interest at a rate of 10% per annum beginning on the date the proceeds of each cash advance are delivered to the Registrant.  The Line of Credit does not have a set maturity date, but Rampoldi has the right to request repayment of the cash advances at anytime.  In the event Rampoldi requests the repayment of a cash advance, the Company has four months in which to repay the outstanding principal and interest due under such cash advance.  In the event the Company is unable to fulfill any repayment request within the specified four month period, Rampoldi then has the right to elect to convert every $0.07 of outstanding debt due under the cash advance into one share of the Company’s  common stock.

The proceeds of the cash advances are intended to be used for operating capital of the Company.

Subsequent Event

As reported in a Current Report on Form 8-K dated August 8, 2011, and filed with the SEC on August 19, 2011, on August 11, 2011, the Registrant entered into a Financing Agreement with Haycliffe, Inc., of Zurich, Switzerland.  The Financing Agreement is for a term of 90 days.  Under its terms, Haycliffe has agreed to use its best efforts to seek to arrange a financing for the Registrant for a maximum amount of US$25 million and will be entitled to a fee equal to 5% of the gross amount of the financing.   The Financing Agreement provides the Registrant with a right of first refusal regarding the source of the financing which gives it the right to accept or reject any proposed financing based on its source or its terms.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  September 9, 2011