Form 10-Q
period 2011-10-31
Geopulse Exploration Inc.
filed 2011-12-07
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of December 1, 2011 the Issuer had 136,180,000 shares of common stock issued and outstanding.

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

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration Stage Company)

FINANCIAL STATEMENTS

Period Ended

October 31, 2011

PAGE
BALANCE SHEETS	4
STATEMENTS OF OPERATIONS	5
STATEMENTS OF CASH FLOWS	6 – 7
NOTES TO THE FINANCIAL STATEMENTS	8 - 11

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS
	(Unaudited)
	October 31, 2011	January 31, 2011
ASSETS
Current Assets:
Cash	$10,939	$4,472

Total Current Assets	10,939	4,472

TOTAL ASSETS	$10,939	$4,472

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Advances - related party	$19,026	$1,026
Accounts payable and accrued expenses	1,334	3,733
Note payable	20,000	-

TOTAL CURRENT LIABILITIES	40,360	4,759

TOTAL LIABILITIES	40,360	4,759

Commitments and contingencies	-	-

Stockholders’ Deficiency:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 136,180,000 shares issued and outstanding at October 31, 2011 and January 31, 2011, respectively	136,180	136,180
Additional paid in capital	(5,308)	(5,308)
Deficit accumulated during the Pre-Exploration Stage	(160,293)	(131,159)
TOTAL STOCKHOLDERS’ DEFICIENCY	(29,421)	(287)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$10,939	$4,472

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended			For the nine months ended			From Inception (August 13, 2004) to
	October 31, 2011	October 31, 2010		October 31, 2011		October 31, 2010	October 31, 2011

Revenues	$-	$-	$		$		$-

Expenses
General and administrative	13,318	4,016		24,221		16,615	155,380
Impairment loss on mineral claims	-	-		3,586		-	3,586
Net Loss from Operations	13,318	4,016		27,807		16,615	158,966

Other Income (Expense)
Interest Income	7	-		7		-	7
Interest Expense	(500)	-		(1,334)		-	(1,334)
Total Other Income (Expense)	(493)	-		(1,327)		-	(1,327)

Net Loss	$(13,811)	$(4,016)		$(29,134)		$(16,615)	$(160,293)

Weighted average number of shares outstanding - basic and diluted	136,180,000	136,180,000		136,180,000		91,051,795

Net loss per share - basic and diluted	$(0.00)	$(0.00)		$(0.00)		$(0.00)

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended		From Inception (August 13, 2004) to
	October 31, 2011	October 31, 2010	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,134)	$(16,615)	$(160,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	3,586		3,586
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,399)	1,425	1,334
Net cash (used in) operating activities	(27,947)	(15,190)	(155,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire mineral claims	(3,586)	-	(3,586)
Net cash (used in) investing activities	(3,586)	-	(3,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	19,973	62,973
Proceeds from note payable	20,000	-	20,000
Advances from related parties	18,000	1,026	86,925
Net cash provided by financing activities	38,000	20,999	169,898

NET CHANGE IN CASH	6,467	5,809	10,939

CASH AT BEGINNING OF PERIOD	4,472	1,174	-
			-
CASH AT END OF PERIOD	$10,939	$6,983	$10,939

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

Supplemental disclosure of non cash financing activities:
Payment of Company debt by officers and directors	$-	$-	$67,899

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2011

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

On October 31, 2011, the Company had a net operating loss carryforward of $ 160,293.  The income tax benefit of approximately $ 55,000 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating loss carryforward, will begin to expire in 2024.

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

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer of the Company has acquired 91% of the Company’s outstanding common stock, and has made advances to the Company of $19,026. These advances are non-interest bearing and payable on demand.

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

Before proceeding with commencement of a proposed phase one exploration program on one or both of our mineral leases, or on our potash lease, we intend to obtain an estimate for the cost of completion of such an exploration program.  As of October 31, 2011, we have $10,939 of cash on hand.  However, we believe these funds will be needed to pay basic operating costs and costs associated with preparation and filing of required periodic reports.  Therefore, before proceeding with commencement of the proposed phase one exploration program, we anticipate that we will also need to obtain sufficient additional financing to cover the associated costs.

Liquidity and Capital Resources

As of October 31, 2011, the Company is in the pre-exploration stage.  Our balance sheet reflects total assets of $10,939, all in the form of cash, and total current liabilities of $40,360.   We currently have a deficit accumulated in the pre-exploration stage of $(160,293).

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended October 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCH XBRL Schema Document.*

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101

LAB XBRL Taxonomy Extension Label Linkbase Document. *

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

101

DEF XBRL Taxonomy Extension Definition Linkbase Document. *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOPULSE EXPLORATION INC.

/S/ Massimiliano Farneti

Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date:  December 5, 2011