Form 10-K
period 2012-01-31
Geopulse Exploration Inc.
filed 2012-04-24
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

[  ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of April 16, 2012, the Company had 136,180,000 shares issued and outstanding.

PART I

ITEM 1. BUSINESS

Background

Geopulse Exploration, Inc. (hereinafter “we”, “our”, or the “Company”) was incorporated on August 13, 2004 under the laws of the state of Nevada.  We were formed for the purpose of engaging in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits that we discover which demonstrate economic feasibility.

We previously owned one mineral claim known as the CATH 1 Claim, located in British Columbia, Canada.  Our plan of operations had been to pursue exploration activities on the CATH 1 Claim with a view to exploiting any mineral deposits that we discovered which demonstrated economic feasibility. However, we have never received any revenue from operations and had been dependent upon obtaining financing to pursue exploration activities.   We were unable to obtain the necessary financing, and as of October 17, 2008, the CATH 1 Claim expired.

Current Operations

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

On January 31, 2012, we paid $670 to acquire an additional metalliferous mineral lease in the State of Utah. The lease covers a 640 acre parcel of land located in Section 32, Township T30S, Range24E, SLB Meridian located in San Juan County, Utah. We acquired the properties to expand our asset base and further future possible exploration work. The new lease has the same general terms as the metalliferous leases previously acquired by the Company, including 10-year term and minimum annual rental, regardless of acreage of $500.00 or $1.00 per acre, whichever is larger. The new lease carries a royalty rate of eight (8%) for fissionable metalliferous minerals and four (4%) for non-fissionable metalliferous minerals

We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our properties, or if such minerals are discovered, that we will enter into commercial production.

Plan of Operations

For the fiscal year ending January 31, 2013, our plan of operation is to seek to commence phase one of an exploration program on one or both of our mineral properties.  Phase one of an exploration program is expected to consist of mapping, prospecting and geochemical sampling of the properties by a consulting geologist.  Following completion of the phase one exploration program we will review the results and any recommendations provided by the consulting geologist and make a determination as to whether to proceed with a second phase of exploration.  If it is determined that the results from the first phase of exploration justify a second phase, it will also be necessary to make a decision regarding the nature and extent of phase two of the exploration program and to establish a budget for the second phase.

For the fiscal year ending January 31, 2013, our plan of operation is also to seek to commence phase one of an exploration program on our potash lease.  Phase one of an exploration program is expected to consist of mapping, prospecting and sampling of the property by a consulting geologist.  Following completion of a   phase one exploration program, we will review the results and any recommendations provided by the consulting geologist and make a determination as to whether to proceed with a second phase of exploration.

Before proceeding with commencement of a proposed phase one exploration program on one or both of our mineral leases, or on our potash lease, we intend to obtain an estimate for the cost of completion of such an exploration program.  As of January 31, 2012, we had $7,004 of cash on hand.  However, we believe these funds will be needed to pay basic operating costs and costs associated with preparation and filing of required periodic reports.  Therefore, before proceeding with commencement of the proposed phase one exploration program, we anticipate that we will also need to obtain sufficient additional financing to cover the associated costs.

Liquidity and Capital Resources

As of January 31, 2012, the Company is in the pre-exploration stage.  Our balance sheet reflects total assets of $7,004, all in the form of cash, and total current liabilities of $44,004.   We currently have a deficit accumulated in the pre-exploration stage of $(167,872).

On February 22, 2011, the Company entered into an unsecured Line of Credit Agreement (the “Line of Credit”) with Rampoldi, Inc. (the “Rampoldi”) for a Line of Credit totaling $250,000.  Pursuant to the terms of the Line of Credit, Rampolidi will provide the Company with cash advances as requested by the Company, in an aggregate amount up to $250,000.  The cash advances will bear interest at a rate of 10% per annum beginning on the date the proceeds of each cash advance are delivered to the Registrant.  The Line of Credit does not have a set maturity date, but Rampoldi has the right to request repayment of the cash advances at anytime.  In the event Rampoldi requests the repayment of a cash advance, the Company has four months in which to repay the outstanding principal and interest due under such cash advance.  In the event the Company is unable to fulfill any repayment request within the specified four month period, Rampoldi then has the right to elect to convert every $0.07 of outstanding debt due under the cash advance into one share of the Company’s common stock.  The proceeds from the cash advances are intended to be used for operating capital of the Company. As of January 31, 2012, total amounts outstanding under the Line of Credit were $40,433, which includes a principal amount of $38,000 and accrued interest of $2,433.

On August 11, 2011, we entered into a Financing Agreement with Haycliffe, Inc., of Zurich, Switzerland.  The Financing Agreement was for a term of 90 days.  Under its terms, Haycliffe agreed to use its best efforts to seek to arrange a financing for us for a maximum amount of US$25 million and was entitled to a fee equal to 5% of the gross amount of the financing.   The Financing Agreement provided us with a right of first

refusal regarding the source of the financing which gave us the right to accept or reject any proposed financing based on its source or its terms.  We did not receive financing under the terms of the Haycliffe Financing Agreement, and it expired in accordance with its terms, on November 9, 2011.

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

On February 22, 2011, the Company acquired metalliferouse mineral lease rights to two parcels of land in Utah.  One lease covers a 640 acre parcel of land located in Section 16, Township T30S, Range25E, SLB Meridian located in San Juan County, Utah, and the other lease covers a 340 acre parcel of land located in Section 16, Township 29 South, Range 26, East, SLB Meridian located in San Juan County, Utah.  Each of the leases is for a 10-year term.  Minimum annual rental, regardless of acreage is $500.00 or $1.00 per acre, whichever is larger. The metalliferous mineral leases carry a royalty rate of eight (8%) for fissionable metalliferous minerals and four (4%) for non-fissionable metalliferous minerals.

On August 8, 2011, we acquired a potash lease on a 234 acre parcel of land located in San Juan County, Utah.  The lease was granted to us through a competitive bidding process in which sealed bids were submitted.  The lease agreement is for a 10-year term with minimum annual rentals of $4.00 per acre for the first five years.  Commencing with the 6th year, the minimum annual rental rate increases by $1.00 per acre per year.  The lease also provides for an initial royalty rate of 5% of the gross value of potash produced during its term.  The acquisition price of $2,380 was applied to the minimum annual rent for the first year of the lease.

On January 31, 2012, we paid $670 to acquire an additional metalliferouse mineral lease to an additional 640 acre parcel of land located in Section 32, Township T30S, Range24E, SLB Meridian in San Juan County, Utah.   The lease is for a 10-year term.  Minimum annual rental is $500.00 or $1.00 per acre, whichever is larger, and the lease carries a royalty rate of eight (8%) for fissionable metalliferous minerals and four (4%) for non-fissionable metalliferous minerals.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Our shares are approved for trading on the OTC Bulletin Board under the symbol, GPLS.OB.  Priced quotations for our stock were not entered until December 31, 2007.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years ended January 31, 2012.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

Bid Prices ($)
	High	Low
2012 Fiscal Year January 31, 2012 October 31, 2011 July 31, 2011 April 30, 2011 2011 Fiscal Year:	$0.10 $0.37 $0.10 $0.19	$0.02 $0.06 $0.05 $0.05
January 31, 2011 October 31, 2010 July 31, 2010	$0.105 $0.10 $0.0909	$$0.10 $0.10 $0.0909
April 30, 2010	$0.0318	$0.0318

On January 31, 2012, the closing bid price for our stock was $0.06.

There are currently no outstanding options or warrants to purchase, or security convertible into, our common shares.  We are not publicly offering and not proposing to publicly offer any common shares.

Our outstanding common shares are held by 2 shareholders of record, one of which is CEDE & Co, which is the holder of record of shares held in street name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

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

Liquidity and Capital Resources

As of January 31, 2012, the Company is in the pre-exploration stage.  As of January 31, 2012, the Company’s balance sheet reflects total assets of $7,004, all in the form of cash, and total current liabilities of $44,004.   As of January 31, 2012, we have a deficit accumulated in the pre-exploration stage of $(167,872).

Our cash reserves are not sufficient to meet our financial obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We anticipate that additional funding will either be in the form of equity financing from the sale of our common stock or advances from our directors or shareholders, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through advances from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements of the Company provide the information required by Article 8 of Regulation S-X.

GEOPULSE EXPLORATION, INC. Financial Statements For The Years Ended January 31, 2012 and 2011 (With Report of Independent Registered Public Accounting Firm Thereon)

GEOPULSE EXPLORATION, INC.

INDEX TO FINANCIAL STATEMENTS

To the Board of Directors and

Stockholders of Geopulse Exploration Inc.

(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Geopulse Exploration Inc. (a Pre-Exploration Stage Company) (The Company) as of January 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2012, and for the period August 13, 2004 (date of inception) to January 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geopulse Exploration Inc. (a Pre-Exploration Stage Company) as of January 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2012, and the period August 13 2004 (date of inception) to January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Madsen & Associates, CPA’s Inc.

Murray, Utah

April 19, 2012

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	January 31, 2012	January 31, 2011
ASSETS
Current Assets:
Cash	$7,004	$4,472

Total Current Assets	7,004	4,472

TOTAL ASSETS	$7,004	$4,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Advances - related party	$1,026	$1,026
Accounts payable	2,545	3,733
Accrued interest payable	2,433	-
Note payable	38,000	-

TOTAL CURRENT LIABILITIES	44,004	4,759

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 136,180,000 shares issued and outstanding at January 31, 2012 and 2011, respectively	136,180	136,180
Additional paid in capital	(5,308)	(5,308)
Deficit accumulated during the Pre-Exploration Stage	(167,872)	(131,159)
TOTAL STOCKHOLDERS’ EQUITY	(37,000)	(287)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,004	$4,472

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	From Inception (August 13, 2004) to
	January 31, 2012	January 31, 2011	January 31, 2012

Revenues	$-	$-	$-

Impairment loss on mineral claims	4,256	-	4,256
General and administrative	30,031	21,434	161,190
Total operating expenses	(34,287)	(21,434)	(165,446)

Other Income (Expense)
Interest Income	7	-	7
Interest Expense	(2,433)	-	(2,433)
Net loss	(36,713)	(21,434)	(167,872)

Weighted average number of shares outstanding - basic and diluted	108,680,000	108,680,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock 1,000,000,000 shares authorized		Additional Paid-In Capital	Deficit accumulated during Development Stage
	Shares Issued	Par Value $.001 per share			Total
BALANCE, August 13, 2004 (inception)	-	$-	$-	$-	$-
Net loss for period ended January 31, 2005				(4,415)	(4,415)
Issuance of common stock for cash - November 2005	20,900,000	20,900	(1,900)		19,000
Issuance of common stock for cash - January 2006	5,280,000	5,280	18,720		24,000
Net loss for the year ended January 31, 2006				(3,264)	(3,264)
Net loss for the year ended January 31, 2007				(10,976)	(10,976)
Net loss for the year ended January 31, 2008	-	-	-	(45,905)	(45,905)
BALANCE, January 31, 2008	26,180,000	26,180	16,820	(64,560)	(21,560)

Net loss for the year ended January 31, 2009				(29,464)	(29,464)
BALANCE, January 31, 2009	26,180,000	26,180	16,820	(94,024)	(51,024)
Payment of debt by related parties - contribution to capital			67,899		67,899
Net loss for the year ended January 31, 2010	-	-	-	(15,701)	(15,701)
BALANCE, January 31, 2010	26,180,000	26,180	84,719	(109,725)	1,174
Issuance of common stock for cash; May 2010	110,000,000	110,000	(90,027)		19,973
Net loss for the year ended January 31, 2011	-	-	-	(21,434)	(21,434)
BALANCE, January 31, 2011	136,180,000	$136,180	$(5,308)	$(131,159)	$(287)

Net loss for the year ended January 31, 2012	-	-	-	(36,713)	(36,713)
BALANCE, January 31, 2012	136,180,000	$136,180	$(5,308)	$(167,872)	$(37,000)

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	From Inception (August 13, 2004) to
	January 31, 2012	January 31, 2011	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,713)	$(21,434)	$(167,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	4,256		4,256
Changes in operating assets and liabilities:
Net change in accounts payable and accrued interest payable	1,245	3,733	4,978
Net cash (used in) provided by operating activities	(31,212)	(17,701)	(158,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire mineral claims	(4,256)		(4,256)
Net cash (used in) provided by operating activities	(4,256)		(4,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	19,973	62,973
Proceeds from the issuance of a note payable	38,000	-	38,000
Advances from related parties	-	1,026	68,925
Net cash provided by financing activities	38,000	20,999	169,898
			-
CHANGE IN CASH	2,532	3,298	7,004

CASH AT BEGINNING OF PERIOD	4,472	1,174	-
			-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,004	$4,472	$7,004
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

Supplemental disclosure of non cash financing activities:
Payment of Company debt by officers and directors	$-	$-	$67,899

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

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

On January 31, 2012, the Company  had a  net operating loss carryforward of $167,872. The income tax benefit of approximately $ 57,000 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating loss will begin to expire in 2026.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

3.  MINERAL CLAIMS

On February 22, 2011, the Company acquired metalliferouse mineral lease rights to two parcels of land in Utah (980 acres in total) for $1,206. The minimum annual rental, regardless of acreage, is $500 or $1 per acre, whichever is larger. The metalliferous mineral leases carry a royalty rate of eight (8%) for fissionable metalliferous minerals and four (4%) for non-fissionable metalliferous minerals.

On August 8, 2011, we acquired a potash lease on a 234 acre parcel of land located in San Juan County, Utah. The lease agreement is for a 10-year term with minimum annual rentals of $4.00 per acre for the first five years.  Commencing with the 6th year, the minimum annual rental rate increases by $1.00 per acre per year.  The lease also provides for an initial royalty rate of 5% of the gross value of potash produced during its term.  The acquisition price of $2,380 was applied to the minimum annual rent for the first year of the lease.

On January 31, 2012, we paid $670 to acquire an additional metalliferouse mineral lease to an additional 640 acre parcel of land located in Section 32, Township T30S, Range24E, SLB Meridian in San Juan County, Utah. The lease is for a 10-year term.  The minimum annual rental is $500 or $1 per acre, whichever is larger, and the lease carries a royalty rate of eight (8%) for fissionable metalliferous minerals and four (4%) for non-fissionable metalliferous minerals.

As of January 31, 2012, the Company had indicators that the carrying amounts of these mineral claims may not be recoverable. Accordingly, based on a cash flows analysis, the Company determined the mineral claims were impaired and recorded a related impairment loss of $4,256 in its statement of operations.

4.  NOTE PAYABLE

On February 22, 2011, the Company entered into an unsecured Line of Credit Agreement (the “Line of Credit”) with Rampoldi, Inc. (the “Rampoldi”) for a Line of Credit totaling $250,000. Pursuant to the terms of the Line of Credit, Rampolidi will provide the Company with cash advances as requested by the Company, in an aggregate amount up to $250,000.  The cash advances will bear interest at a rate of 10% per annum beginning on the date the proceeds of each cash advance are delivered to the Registrant.  The Line of Credit does not have a set maturity date, but Rampoldi has the right to request repayment of the cash advances at any time.  In the event Rampoldi requests the repayment of a cash advance, the Company has four months in which to repay the outstanding principal and interest due under such cash advance.  In the event the Company is unable to fulfill any repayment request within the specified four month period, Rampoldi then has the right to elect to convert every $0.07 of outstanding debt due under the cash advance into one share of the Company’s common stock. The proceeds of the cash advances are intended to be used for operating capital of the Company. As of January 31, 2012, total amounts outstanding under the Line of Credit were $40,433, which includes a principal amount of $38,000 and accrued interest of $2,433.

5.  COMMON STOCK

During 2005 and 2006 the Company issued 20,900,000 common shares for $19,000 and 5,280,000 common shares for $24,000.

On May 24, 2010, the Company issued 110,000,000 common shares to its CEO for cash of $19,973.

On June 7, 2010, the Company increased the number of its authorized common shares of stock to 1,000,000,000 shares.

On December 13, 2010, the Company approved an 11 for 1 forward stock split. All share references in these financial statements (unless otherwise noted) have been retroactively adjusted for this stock split.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Previous officers and directors have paid Company debt of $67,899.

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through advances from an officer-director, and additional equity investment, which will enable the Company to continue operations for the coming year.

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

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of January 31, 2012, the Company's disclosure controls and procedures were not effective.

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

Our sole officer evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of January 31, 2012:

1.

The Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override, specifically because there are no employees, and only a single officer and director with management functions.  Therefore there is lack of segregation of duties.

2.

There is insufficient oversight of accounting principles implementation.

3.

There are weaknesses in the financial statement closing process as evidenced by the adjustments required to make the financial statements comply with U.S. GAAP.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company does not currently have the resources to employ staff experienced in SEC disclosure and GAAP compliance. The Company intends to work with its external consultants to properly address changes in accounting principles and SEC disclosure requirements. The Company believes this approach to be the most cost effective solution available for the foreseeable future.

The Company will also increase management's review of key financial documents and records.

The Company does not currently have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management will increase the review of  financial statements on a periodic basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

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

Our executive officers and directors and their respective ages and positions as of the date of filing of this report on Form 10-K are as follows:

Name	Age	Position

Massimiliano Farneti	41	President, Director, CEO, CFO and Secretary

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of Janaury 31, 2012, and as of the date of filing of this report on Form 10K,  all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee Expert

The Company does not have an Audit Committee.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information with respect to the compensation we paid to our officers and directors during the fiscal years ended January 31, 2012 and 2011:

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual	Restricted	Securities
				Compen-	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compen-
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	sation ($)

Massimiliano Farneti (1)	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

[1]

Mr. Farneti was appointed as an officer and director of the Company on February 1, 2010.

Future compensation of officers will be determined by the Board of Directors based upon the financial condition, financial requirements and performance of the Company, and individual performance of each officer.

Director Compensation

At this time, no compensation has been scheduled for members of the Board of Directors or officers, and no compensation has been paid for the last year. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company  in all capacities for the fiscal year ended January 31, 2012.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of January 31, 2012. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 136,180,000 shares outstanding on January 31, 2012.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Massimiliano Farneti 6565 Americas Parkway NE, Suite 200, Albuquerque, NM 87110	123,376,000	90.60%
All Officers and Directors as a Group (1 in number)	123,376,000	90.60%

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Madsen & Associates, CPA’s, Inc., for audit of the Company's financial statements were $9,830 for the fiscal year ended January 31, 2012 and $5,750 for the fiscal year ended January 31, 2011.

Audit Related Fees

(2)

Madsen & Associates, CPA’s, Inc., did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended January 31, 2012 and 2011.

Tax Fees

(3)

The aggregate fees billed by Madsen & Associates, CPA’s, Inc., for tax compliance, advice and planning were $0.00 for the fiscal year ended January 31, 2012 and $0.00 for the fiscal year ended January 31, 2011.

All Other Fees

(4)

Madsen & Associates, CPA’s, Inc., did not bill the Company for any products and services other than the foregoing during the fiscal years ended January 31, 2012 and 2011.

Audit Committees Pre-approval Policies and Procedures

(5)

Geopulse Exploration, Inc. does not have a separate audit committee.  The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended January 31, 2012.

(b)

Exhibits.

3(i)	Articles of Incorporation (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

3(ii)	Bylaws (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

10.1	Absolute Bill of Sale dated August 13, 2004 (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on September 22, 2006).

10.2	Shareholder Loan Agreement dated January 31, 2008, between Geopulse, Tianying Zheng and Zhiquan Cai (incorporated by reference from Current Report on Form 8-K dated January 31, 2008

10.3	Lease Application 1- Metalliferous Mineral Lease Application (incorporated by reference from Current Report on Form 8-K dated February 22, 2011)

10.4	Lease Application 2 – Metalliferous Mineral Lease Application (incorporated by reference from Current Report on Form 8-K dated February 22, 2011)

10.5	Line of Credit Agreement dated February 22, 2011, by and between Geopulse, Inc., and Rampoldi, Inc. (incorporated by reference from Current Report on Form 8-K dated February 22, 2011)

10.6	Financing Agreement dated August 11, 2011, by and between the Registrant and Haycliffe, Inc. (incorporated by reference from Current Report on Form 8-K dated August 11, 2011).

10.7	Potash Lease Agreement Number ML 52046, dated September 1, 2011, by and between the Registrant and the School and Institutional Trust Lands Administration of the State of Utah. *

10.8	Metalliferous Lease Agreement Number ML 52128, dated March 1, 2012, by and between the Registrant and the School and Institutional Trust Lands Administration of the State of Utah. *

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	SCH XBRL Schema Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101	LAB XBRL Taxonomy Extension Label Linkbase Document. *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document. *

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

Date: April 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Massimiliano Farneti

Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: April 23, 2012