Form 10-Q
period 2012-04-30
Geopulse Exploration Inc.
filed 2012-06-11
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

As of June 1, 2012 the Issuer had 136,180,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements included herein have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2012 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Commission on April 24, 2012. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration Stage Company)

FINANCIAL STATEMENTS

Period Ended

April 30, 2012

PAGE
BALANCE SHEETS	4
STATEMENTS OF OPERATIONS	5
STATEMENTS OF CASH FLOWS	6 - 7
NOTES TO THE FINANCIAL STATEMENTS	8 - 11

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	(Unaudited) April 30, 2012	January 31, 2012
ASSETS
Current Assets:
Cash	$20,190	$7,004

Total Current Assets	20,190	7,004

TOTAL ASSETS	$20,190	$7,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Advances - related party	$1,026	$1,026
Accounts payable	6,911	2,545
Accrued interest payable	3,449	2,433
Note payable	56,000	38,000

TOTAL CURRENT LIABILITIES	67,386	44,004

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 136,180,000 shares issued and outstanding at April 30, 2012 and January 31, 2012, respectively	136,180	136,180
Additional paid in capital	(5,308)	(5,308)
Deficit accumulated during the Pre-Exploration Stage	(178,068)	(167,872)
TOTAL STOCKHOLDERS’ EQUITY	(47,196)	(37,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,190	$7,004

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		From Inception (August 13, 2004) to
	April 30, 2012	April 30, 2011	April 30, 2012

Revenues	$-	$-	$-

Impairment loss on mineral claims	-	-	4,256
Exploration costs	1,048		1,048
General and administrative	8,132	9,433	169,322
Total operating expenses	(9,180)	(9,433)	(174,626)

Other Income (Expense)
Interest Income	-	-	7
Interest Expense	(1,016)	(334)	(3,449)
Net loss	(10,196)	(9,767)	(178,068)

Weighted average number of shares outstanding - basic and diluted	136,180,000	136,180,000

Net loss per share - basic and diluted	$(0)	$(0)

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended		From Inception (August 13, 2004) to
	April 30, 2012	April 30, 2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,196)	$(9,767)	$(178,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	-	-	4,256
Changes in operating assets and liabilities:
Net change in accounts payable and accrued interest payable	5,382	4,730	10,360
Net cash (used in) operating activities	(4,814)	(5,037)	(163,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire mineral claims	-	-	(4,256)
Net cash (used in) investing activities	-	-	(4,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	62,973
Proceeds from the issuance of a note payable	18,000	20,000	56,000
Advances from related parties	-	-	68,925
Net cash provided by financing activities	18,000	20,000	187,898
			-
CHANGE IN CASH	13,186	14,963	20,190

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,004	4,472	-
			-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,190	$19,435	$20,190
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

Supplemental disclosure of non cash financing activities:
Payment of Company debt by officers and directors	$-	$-	$67,899

The accompanying notes are an integral part of these financial statements

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

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

On January 31, 2012, the Company had a  net operating loss carryforward of $178,068. The income tax benefit of approximately $ 62,000 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating loss will begin to expire in 2026.

Foreign Currency Translations

Some transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The reporting and functional currency is US dollars.

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

On April 7, 2012, the Company made its annual lease payment on the 980 acres that was acquired on February 22, 2011, of $980. The lease extension payments, plus late fees of $68 (total of $1,048), are recorded as exploration costs in the statement of operations. This extends the related leases to February 28, 2013.

4. NOTE PAYABLE

On February 22, 2011, the Company entered into an unsecured Line of Credit Agreement (the “Line of Credit”) with Rampoldi, Inc. (the “Rampoldi”) for a Line of Credit totaling $250,000. Pursuant to the terms of the Line of Credit, Rampolidi will provide the Company with cash advances as requested by the Company, in an aggregate amount up to $250,000. The cash advances will bear interest at a rate of 10% per annum beginning on the date the proceeds of each cash advance are delivered to the Company. The Line of Credit does not have a set maturity date, but Rampoldi has the right to request repayment of the cash advances at any time. In the event Rampoldi requests the repayment of a cash advance, the Company has four months in which to repay the outstanding principal and interest due under such cash advance. In the event the Company is unable to fulfill any repayment request within the specified four month period, Rampoldi then has the right to elect to convert every $0.07 of outstanding debt due under the cash advance into one share of the Company’s common stock. The proceeds of the cash advances are intended to be used for operating capital of the Company. As of April 30, 2012, total amounts outstanding under the Line of Credit were $59,449, which includes a principal amount of $56,000 and accrued interest of $3,449.

On April 10, 2012, the Company amended its Line of Credit agreement with Rampoldi to reduce the conversion price from $0.07 to $0.005, for all future advances under this Line of Credit. On April 12, 2012, the Company received an additional $18,000 (included in the total outstanding amount disclosed above, as of April 30, 2012), for which there is a contingent beneficial conversion feature. The related intrinsic value on the commitment date of April 12, 2012, was $0.025, which created a beneficial conversion feature of $90,000. Under ASC 470-20-30, as the amount of the beneficial conversion feature is greater than the amount allocated to the convertible debt, the amount of the discount assigned to the beneficial conversion feature is limited to $18,000. Also, as this is a contingent beneficial conversion feature (the contingency is that the Company has four months to repay the date once demand for payment is made by Rampoldi, prior to conversion being allowed), the amount will not be recognized in earnings until the contingency is resolved.

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

For the fiscal year ending January 31, 2013, our plan of operation is to seek to commence phase one of an exploration program on one or more of our leased properties. Phase one of an exploration program is expected to consist of mapping, prospecting and geochemical sampling of the properties by a consulting geologist.  Following completion of the phase one exploration program we will review the results and any recommendations provided by the consulting geologist and make a determination as to whether to proceed with a second phase of exploration.  If it is determined that the results from the first phase of exploration justify a second phase, it will also be necessary to make a decision regarding the nature and extent of phase two of the exploration program and to establish a budget for the second phase.

Before proceeding with commencement of a proposed phase one exploration program on one or more of our mineral leases, or on our potash lease, we intend to obtain an estimate for the cost of completion of such an exploration program.  As of April 30, 2012, we have $20,190 of cash on hand.  However, we believe these funds will be needed to pay basic operating costs and costs associated with preparation and filing of required periodic reports.  Therefore, before proceeding with commencement of the proposed phase one exploration program, we anticipate that we will also need to obtain sufficient additional financing to cover the associated costs.

Liquidity and Capital Resources

As of April 30, 2012, the Company is in the pre-exploration stage.  Our balance sheet reflects total assets of $20,190, all in the form of cash, and total current liabilities of $67,386.   We currently have a deficit accumulated in the pre-exploration stage of $(178,068).

On February 22, 2011, the Company entered into an unsecured Line of Credit Agreement (the “Line of Credit”) with Rampoldi, Inc. (the “Rampoldi”) for a Line of Credit totaling $250,000.  Pursuant to the terms of the Line of Credit, Rampolidi will provide the Company with cash advances as requested by the Company, in an aggregate amount up to $250,000.  The cash advances will bear interest at a rate of 10% per annum beginning on the date the proceeds of each cash advance are delivered to the Registrant.  The Line of Credit does not have a set maturity date, but Rampoldi has the right to request repayment of the cash advances at anytime.  In the event Rampoldi requests the repayment of a cash advance, the Company has four months in which to repay the outstanding principal and interest due under such cash advance.  In the event the Company is unable to fulfill any repayment request within the specified four month period, Rampoldi then has the right to elect to convert its outstanding debt into shares of the Company’s common stock.  Under the terms of the original agreement executed February 22, 2011, the conversion price was set at $0.07 per share.  The original conversion price of $0.07 per share will remain applicable to all outstanding advances under the line of credit taken by the Company prior to April 10, 2012.  However, because of a lower than expected trading price for the Company’s common stock, the line of credit agreement with Rampoldi was modified on April 10, 2012, to reduce the conversion price to $0.005 per share for all future advances.  Accordingly, for advances taken on or after April 10, 2012, the applicable conversion price is $0.005 per share.

The proceeds from the cash advances are intended to be used for operating capital of the Company. As of April 30, 2012, total amounts outstanding under the Line of Credit were $59,449, which includes a principal amount of $56,000 (of which $18,000 was advanced subsequent to April 10, 2012), and accrued interest of $3,449.

The first annual lease payment on each of the two mineral leases we acquired in February, 2011, for properties located in San Juan County, Utah, became due during the quarter ended April 30, 2012.  These lease payments, totaling $1,048, are reflected in our Statement of Operations, as exploration costs.

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

101

INS XBRL Instance Document.*

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

Date:  June 11, 2012