Form 10-Q
period 2012-07-31
Geopulse Exploration Inc.
filed 2012-09-14
CIK 1374584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of September 11, 2012 the Issuer had 150,980,000 shares of common stock issued and outstanding.

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

GEOPULSE EXPLORATIONS INC.

(A Pre-Exploration Stage Company)

FINANCIAL STATEMENTS

Period Ended

July 31, 2012

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS
	(Unaudited)
	July 31, 2012	January 31, 2012
ASSETS
Current Assets:
Cash	$25,871	$7,004

Total Current Assets	25,871	7,004

TOTAL ASSETS	$25,871	$7,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Advances - related party	$1,026	$1,026
Accounts payable	-	2,545
Accrued interest payable	-	2,433
Note payable	-	38,000

TOTAL CURRENT LIABILITIES	1,026	44,004

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 150,980,000 and 136,180,000 shares issued and outstanding at July 31, 2012 and January 31, 2012, respectively	150,980	136,180
Additional paid in capital	58,041	(5,308)
Deficit accumulated during the Pre-Exploration Stage	(184,176)	(167,872)
TOTAL STOCKHOLDERS’ EQUITY	24,845	(37,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,871	$7,004

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended		For the six months ended		From Inception (August 13, 2004) to
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011	July 31, 2012

Revenues	$-	$-	$-	$-	$-

Impairment loss on mineral claims	-	3,586	-	3,586	4,256
Exploration costs	-	-	1,048	-	1,048
General and administrative	5,408	1,804	13,540	10,903	174,730
Total operating expenses	(5,408)	(5,390)	(14,588)	(14,489)	(180,034)

Other Income (Expense)
Interest Income	-	-	-	-	7
Interest Expense	(700)	(500)	(1,716)	(834)	(4,149)
Net loss	(6,108)	(5,890)	(16,304)	(15,323)	(184,176)

Weighted average number of shares outstanding - basic and diluted	143,580,000	136,180,000	139,941,326	99,513,000

Net loss per share - basic and diluted	$(0)	$(0)	$(0)	$(0)

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATION INC.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended		From Inception (August 13, 2004) to
	July 31, 2012	July 31, 2011	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,304)	$(15,323)	$(184,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claims	-	3,586	4,256
Changes in operating assets and liabilities:
Net change in accounts payable and accrued interest payable	(829)	(2,899)	4,149
Net cash (used in) operating activities	(17,133)	(14,636)	(175,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire mineral claims	-	(3,586)	(4,256)
Net cash (used in) investing activities	-	(3,586)	(4,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	62,973
Proceeds from the issuance of a note payable	36,000	20,000	74,000
Advances from related parties	-	-	68,925
Net cash provided by financing activities	36,000	20,000	205,898
			-
CHANGE IN CASH	18,867	1,778	25,871

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,004	4,472	-
			-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,871	$6,250	$25,871
			-
Supplemental disclosures of cash flow information:			-
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

Supplemental disclosure of non cash financing activities:
Payment of Company debt by officers and directors	$-	$-	$67,899
Stock issued upon conversion of convertible notes	$74,000	$-	$74,000
Accrued interest contributed to capital	$4,149	$-	$4,149

The accompanying notes are an integral part of these financial statements.

GEOPULSE EXPLORATION INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

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

As of July 31, 2012, the Company had a net operating loss carryforward of $184,176. The income tax benefit of approximately $ 63,000 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful.  The net operating loss will begin to expire in 2026.

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

On June 14, 2012, the Board of Directors of the Registrant approved an amendment to the terms of the Line of Credit Agreement to reduce the applicable conversion price for all prior and future amounts received under this Line of Credit, to $0.005 per share.

On June 15, 2012, the Company received an additional $18,000 under this Line of Credit. The related contingent beneficial conversion feature of $18,000 was not recognized in earnings due to the contingency.

On June 16, 2012, Rampoldi requested repayment of the debt, and simultaneously, the Company agreed to forego the four month grace period for payoff, and allowed Rampoldi to convert the debt outstanding ($74,000) to 14,800,000 shares of common stock. Rampoldi also agreed to forgive the accrued interest to date of $4,149; accordingly, this amount was recorded to additional paid-in capital.

All other terms and conditions of the Line of Credit remain unchanged.

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

On June 16, 2012, the Company issued 14,800,000 shares of common stock for $74,000 of debt.

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

Liquidity and Capital Resources

As of April 30, 2012, the Company is in the pre-exploration stage.  Our balance sheet reflects total assets of $25,871, all in the form of cash, and total current liabilities of $1,026.   We currently have a deficit accumulated in the pre-exploration stage of $(184,176).

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

In the event Rampoldi requests the repayment of a cash advance, the Company has four months in which to repay the outstanding principal and interest due under such cash advance.  In the event the Company is unable to fulfill any repayment request within the specified four month period, Rampoldi then has the right to elect to convert its outstanding debt into shares of the Company’s common stock.  Under the terms of the original agreement executed February 22, 2011, the conversion price was set at $0.07 per share.  The original conversion price of $0.07 per share remains applicable to all outstanding advances under the line of credit taken by the Company prior to April 10, 2012.  However, because of a lower than expected trading price for the Company’s common stock, the line of credit agreement with Rampoldi was modified on April 10, 2012, to reduce the conversion price to $0.005 per share for all future advances.  Accordingly, for advances taken on or after April 10, 2012, the applicable conversion price is $0.005 per share.

On June 16, 2012, Rampoldi requested repayment of the then outstanding debt which consisted of an outstanding principal balance of $74,000 and accrued but unpaid interest of $4,149.  Simultaneously, the Company agreed to forego the four month grace period for payoff, and immediately converted the outstanding principal balance of the debt ($74,000) to 14,800,000 shares of common stock.  In conjunction with the conversion, Rampoldi agreed to forgive the accrued interest to date of $4,149, and this amount was recorded to additional paid-in capital.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended July 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As reported in a Current Report on Form 8-K dated June 14, 2012, the Registrant issued a total of  14,800,000 shares of common stock in a private placement transaction.  The shares were issued at a price of $0.005 per share upon conversion of an outstanding balance of $74,000 due under the terms of the Registrant’s Line of Credit with Rampoldi, Inc.  A total of 7,400,000 of such shares were issued to Rampoldi, Inc., and the remaining 7,400,000 shares were issued to Nuala Services, Inc., and all such shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuance.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the Securities and Exchange Commission certain specified disclosures regarding the Company’s history of mine safety. The Company is currently in the exploration phase and does not operate mines at any of its properties, and as such is not subject to disclosure requirements regarding mine safety that were imposed by the Act.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

INS XBRL Instance Document.

101

SCH XBRL Schema Document.

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101

LAB XBRL Taxonomy Extension Label Linkbase Document.

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOPULSE EXPLORATION INC.

/S/ Massimiliano Farneti

Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date:  September 14, 2012